Form 10-K405
period 1998-10-31
LODESTAR HOLDINGS INC
filed 1999-02-08
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1998*
                                                        or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                     to                 .
                                        --------------------  ------------------


                        COMMISSION FILE NUMBER 333-59037

                             LODESTAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3903875
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

      30 ROCKEFELLER PLAZA, SUITE 4225
           NEW YORK, NEW YORK                              10112
 (Address of principal executive offices)               (Zip Code)

                                 (606) 255-4006
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / YES /X/ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $0. The number of shares outstanding of each of the registrant's classes of common stock, as of February 8, 1999:

COMMON STOCK, $1.00 PAR VALUE                                        1000 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:  None

*SPECIAL FINANCIAL REPORT: This filing contains only financial statements and related financial information for the fiscal year ended October 31, 1998. See "Explanatory Note."

                                EXPLANATORY NOTE

Lodestar Holdings, Inc. filed a Registration Statement on Form S-4 (Registration No. 333-59037), as amended, originally filed July 14, 1998 (Registration Statement) with the Securities and Exchange Commission (SEC) to register an exchange offer of its 11 1/2 % Senior Notes due 2005. The Registration Statement became effective November 12, 1998.

Pursuant to Rule 15d-2, under the Securities Exchange Act of 1934, as amended, if a registration statement did not contain certified financial statements for the registrant's last full fiscal year preceding the fiscal year in which the registration statement became effective, a special report furnishing certified financial statements for such last full fiscal year shall be filed with the SEC.

Accordingly, included herein are Lodestar Holdings, Inc.'s consolidated financial statements for its fiscal year ended October 31, 1998 together with the related financial statement schedules. The accompanying financial information should be read in conjunction with the Registration Statement.

Lodestar Holdings, Inc. is a holding company whose wholly-owned direct and indirect subsidiaries include Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company. These subsidiaries guarantee the Senior Notes. The assets, equity, income and cash flows of other non-guarantor subsidiaries are inconsequential (I.E. individually and combined less than 3% of the Lodestar Holdings, Inc. totals). Lodestar Holdings, Inc. has no operations or assets separate from its investment in its subsidiaries. Accordingly, in management's opinion, it is not considered necessary to include separate financial information of the subsidiaries as it would not provide additional material information.










                           FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements," which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends, including coal pricing; competition; the loss of any significant customers or long-term contracts; availability of qualified personnel; outcome of litigation; and other factors referenced in this report. For a detailed discussion of these factors, please refer to the information under the caption "Risk Factors" in the Registration Statement. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
EXPLANATORY NOTE, FORWARD-LOOKING STATEMENTS                                    1

TABLE OF CONTENTS                                                               2

PART II

         ITEM 8.  Financial Statements and Supplementary Data                   3


PART IV

         ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                     28

SIGNATURES                                                                     31

                                     PART II


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Lodestar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Lodestar Holdings, Inc. and subsidiaries (the Company) as of October 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for the year ended October 31, 1998 and for the period from March 15, 1997 to October 31, 1997 (Successor Periods), and the consolidated statements of operations and comprehensive loss, stockholder's equity, and cash flows for the period from January 1, 1997 to March 14, 1997 and for the year ended December 31, 1996 (Predecessor Periods) of Costain Coal Inc. and subsidiaries (the Predecessor). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Company consolidated financial statements present fairly, in all material respects, the financial position of Lodestar Holdings, Inc. and subsidiaries as of October 31, 1998 and 1997 and the results of their operations and their cash flows for the Successor Periods in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations, and cash flows of Costain Coal Inc. and subsidiaries for the Predecessor Periods, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective March 15, 1997, Lodestar Holdings, Inc. (formerly Rencoal, Inc.) acquired all of the outstanding stock of Costain Coal Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.




Louisville, Kentucky
December 10, 1998

                             LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                OCTOBER 31, 1998      OCTOBER 31, 1997
                                                                                ----------------      ----------------
                                                                                            (in thousands,
                                 ASSETS                                                   except share data)
                                 ------
Current assets:
    Cash                                                                               14,949                 3,055
    Accounts receivable                                                                29,874                37,412
    Inventories                                                                         9,550                11,604
    Prepaid expenses and other current assets                                           4,092                 3,259
                                                                                   ----------            ----------
             Total current assets                                                      58,465                55,330

Property, plant and equipment, net                                                     95,498                84,541
Coal and ash disposal contracts in excess of market, net of
   accumulated amortization of $5,051 and $1,945,
   respectively                                                                        41,750                44,856
Other assets                                                                           18,065                15,721
                                                                                   ----------            ----------


                                                                                   $  213,778               200,448
                                                                                   ----------            ----------

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
             ----------------------------------------------
Current liabilities:
    Current installments of long-term debt                                         $    -                     4,000
    Current installments of capital lease obligations                                   -                     6,603
    Due to related party                                                                -                     3,000
    Accounts payable                                                                   25,161                43,062
    Accrued expenses                                                                   32,411                31,689
                                                                                   ----------            ----------
            Total current liabilities                                                  57,572                88,354

Long-term obligations, excluding current installments                                 150,000                47,953
Due to related party                                                                    -                     2,000
Other non-current liabilities                                                          40,789                61,078
                                                                                   ----------            ----------
            Total liabilities                                                         248,361               199,385
                                                                                   ----------            ----------

Stockholder's equity (deficit):
    Common stock, $1.00 par value.  Authorized, issued and
      outstanding 1,000 shares                                                              1                     1
    Additional paid-in capital                                                          5,000                 5,000
    Accumulated deficit                                                               (38,428)               (3,938)
    Accumulated other comprehensive loss - minimum
       pension liability adjustment                                                    (1,156)                 -
                                                                                   ----------            ----------
            Total stockholder's equity (deficit)                                      (34,583)                1,063
Commitments and contingencies                                                      ----------            ----------
                                                                                   $  213,778               200,448
                                                                                   ----------            ----------
                                                                                   ----------            ----------



See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

          Consolidated Statements of Operations and Comprehensive Loss



                                                        The                                    The
                                                      Company                              Predecessor
                                                      -------                              -----------
                                          Year ended      March 15, 1997 to  January 1, 1997 to      Year ended
                                       October 31, 1998   October 31, 1997     March 14, 1997     December 31, 1996
                                       ----------------   -----------------  ------------------   -----------------
                                                                      (in thousands)
Coal sales and related revenue         $      263,716             173,881              46,486            255,386

Operating costs:
    Cost of revenues                          221,813             150,716              44,676            257,269
    Depreciation, depletion
       and amortization                        27,349              14,276               4,749             22,714
    General and administrative                 14,658               6,823               2,190             14,270
                                          -----------         -----------         -----------        -----------
                                              263,820             171,815              51,615            294,253
                                          -----------         -----------         -----------        -----------

          Operating income (loss)                (104)              2,066              (5,129)           (38,867)

Interest expense, net                         (13,140)             (6,004)               (809)            (2,801)
                                          -----------         -----------         -----------        -----------

          Loss before income taxes
             and extraordinary items          (13,244)             (3,938)             (5,938)           (41,668)

Income taxes                                       -                   -                   -                  -
                                          -----------         -----------         -----------        -----------

          Loss before extraordinary
             items                            (13,244)             (3,938)             (5,938)           (41,668)

Extraordinary items                             6,572                  -                   -                  -
                                          -----------         -----------         -----------        -----------

          Net loss                             (6,672)             (3,938)             (5,938)           (41,668)

Other comprehensive loss -
    Minimum pension liability
       adjustment                              (1,156)                 -                   -                (366)
                                          -----------         -----------         -----------        -----------

          Comprehensive loss           $       (7,828)             (3,938)             (5,938)           (42,034)
                                          -----------         -----------         -----------        -----------
                                          -----------         -----------         -----------        -----------

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

            Consolidated Statements of Stockholder's Equity (Deficit)

                                                                                            Accumulated
                                                        Additional                             other              Total
                                         Common           paid-in        Accumulated       comprehensive      stockholder's
                                          Stock           Capital          Deficit             Loss         Equity (Deficit)
                                         ------         ----------       -----------       -------------    ----------------
                                                                (in thousands)
THE PREDECESSOR

Balance at January 1, 1996             $      1     $      271,011    $     (195,025)   $       (287)    $       75,700

Net loss                                     -                  -            (41,668)             -             (41,668)

Minimum pension liability
   adjustment                                -                  -                 -             (366)              (366)
                                          -----        -----------       -----------        --------        -----------

Balance at December 31, 1996                  1            271,011          (236,693)           (653)            33,666

Net loss                                     -                  -             (5,938)             -              (5,938)
                                          -----        -----------       -----------        --------        -----------

Balance at March 14, 1997              $      1     $      271,011    $     (242,631)   $       (653)    $       27,728
                                          -----        -----------       -----------        --------        -----------
                                          -----        -----------       -----------        --------        -----------

THE COMPANY

Balance at March 15, 1997              $     -      $           -     $           -     $         -      $           -

Initial Company capitalization                1              5,000                -               -               5,001

Net loss                                     -                  -             (3,938)             -              (3,938)
                                          -----        -----------       -----------        --------        -----------

Balance at October 31, 1997                   1              5,000            (3,938)             -               1,063

Net loss                                     -                  -             (6,672)             -              (6,672)

Dividends paid                               -                  -            (27,818)             -             (27,818)

Minimum pension liability
   adjustment                                -                  -                 -           (1,156)            (1,156)
                                          -----        -----------       -----------        --------        -----------


Balance at October 31, 1998            $      1     $        5,000    $      (38,428)   $     (1,156)    $      (34,583)
                                          -----        -----------       -----------        --------        -----------
                                          -----        -----------       -----------        --------        -----------

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

                      Consolidated Statements of Cash Flows

                                                                    The                                      The
                                                                  Company                                Predecessor
                                                                  -------                                -----------
                                                        Year ended     March 15, 1997 to    January 1, 1997 to      Year ended
                                                    October 31, 1998   October 31, 1997      March 14, 1997     December 31, 1996
                                                    ----------------   ------------------  ------------------   -----------------
                                                                               (in thousands)
Net cash used in operating activities:
   Net loss                                           $   (6,672)             (3,938)            (5,938)            (41,668)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Depreciation, depletion and amortization           27,349              14,276              4,749              22,714
       Loss on sale/disposal of property plant
          and equipment                                       94                  -                  -                2,665
       Amortization of deferred financing fees               822                 396                 -                   -
       Inputed interest                                    1,204               1,406                 -                   -
       Gain from buyout of deferred payment
          obligations                                     (7,960)                 -                  -                   -
       Financing fees written off                          1,388                  -                  -                   -
   Changes in operating assets and liabilities:
     Accounts receivable                                   7,538             (18,865)             5,311               6,231
     Due from affiliates                                      -                   -               2,679              (4,177)
     Inventories                                           2,054                 849             (2,979)              3,490
     Prepaid expenses and other current assets            (1,444)               (847)              (655)              1,288
     Other assets                                            687                 430               (148)                505
     Accounts payable                                    (17,937)              2,857             (5,212)              9,302
     Accrued expenses                                      2,787              (6,613)             3,225               4,831
     Other non-current liabilities                       (16,118)             (4,945)            (2,770)              7,791
                                                      ----------          ----------         ----------          ----------
              Net cash provided by (used in)
                 operating activities                     (6,208)            (14,994)            (1,738)             12,972
                                                      -----------         ----------         ----------          ----------
Cash flows from investing activities:
   Payment for Stock Purchase, net of cash acquired           -              (22,830)                -                   -
   Capital expenditures                                  (34,360)             (3,771)            (1,149)            (10,705)
   Proceeds from sales of property, plant and
      equipment                                              328                 252                 -                  305
                                                      ----------          ----------         ----------          ----------
              Net cash used in investing activities      (34,032)            (26,349)            (1,149)            (10,400)
Cash flows from financing activities:                 ----------          ----------         ----------          ----------
   Proceeds from long-term debt                          150,000              41,152                 -                   -
   Net change in long-term due from
      Costain American Inc.                                   -                   -                 210              (6,780)
   Principal payments on long-term obligations           (58,556)             (4,852)            (1,698)             (5,400)
   Proceeds from (payments on) short-term notes
      payable                                                 -                   -                 (87)                116
   Proceeds from (payments on) related party
      borrowings                                          (5,000)              5,000                 -                   -
   Initial company capitalization                             -                5,001                 -                   -
   Financing fees paid                                    (6,492)             (1,903)                -                   -
   Dividends paid                                        (27,818)                 -                  -                   -
                                                      ----------          ----------         ----------          ----------
              Net cash provided by (used in)
                   financing activities                   52,134              44,398             (1,575)            (12,064)
                                                      ----------          ----------         ----------          ----------
Net increase (decrease) in cash                           11,894               3,055             (4,462)             (9,492)
Cash at beginning of year                                  3,055                  -               8,314              17,806
                                                      ----------          ----------         ----------          ----------
Cash at end of year                                  $    14,949               3,055              3,852               8,314
                                                      ----------          ----------         ----------          ----------
                                                      ----------          ----------         ----------          ----------
Supplemental cash flow disclosures:
   Interest paid                                     $     3,590               4,086                587               4,962
                                                      ----------          ----------         ----------          ----------
                                                      ----------          ----------         ----------          ----------
   Income taxes paid                                 $       347                  -               1,500               2,089
                                                      ----------          ----------         ----------          ----------
                                                      ----------          ----------         ----------          ----------
   Equipment acquired with note payable              $        -                   -               1,818                  -
                                                      ----------          ----------         ----------          ----------
                                                      ----------          ----------         ----------          ----------
   Minimum pension liability increase                $     1,156                  -                  -                  366
                                                      ----------          ----------         ----------          ----------
                                                      ----------          ----------         ----------          ----------

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

                   Notes to Consolidated Financial Statements

                                October 31, 1998
                                 (In thousands)




(1)    OVERVIEW AND BASIS OF PRESENTATION

       (a)    THE BUSINESS

              Lodestar Holdings, Inc. (formerly Rencoal, Inc.) and its
                 subsidiaries, Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company, (the Company), a wholly owned subsidiary of The Renco Group, Inc. (Renco), began operations on March 15, 1997. The Company's principal operations consist of a number of coal mining operations in Kentucky. Coal shipments are made to a wide variety of utilities throughout the United States.

       (b)    STOCK PURCHASE

              Pursuant to the Stock Purchase Agreement between Costain America
                 Inc. and the Company dated November 8, 1996, as amended by the Supplemental Agreement dated February 13, 1997 (the Stock Purchase), the common stock of Costain Coal Inc. and its subsidiaries (the Predecessor) was acquired by Lodestar Holdings, Inc. for a purchase price of $23,753 on March 14, 1997. Certain liabilities of the Predecessor were not acquired in the transaction and were transferred to Costain America Inc. Lodestar Holdings, Inc. was also indemnified by Costain America Inc. with regard to the outcome of certain Predecessor litigation. The acquisition of the Predecessor was accounted for using the purchase method of accounting as prescribed under Accounting Principles Board Opinion No. 16, "Business Combinations".




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)




(1)    OVERVIEW AND BASIS OF PRESENTATION - CONTINUED

       (c)    SENIOR NOTES

              On May 15, 1998, Lodestar Holdings, Inc. sold and issued $150,000 in 11.5% Senior Notes due May 15, 2005 (the Senior Notes). The proceeds from the Senior Notes were used to repay existing indebtedness; purchase certain equipment financed pursuant to both operating and capital leases; buyout certain deferred payment obligations; pay a dividend to Renco; make contractual payments to certain executives; pay related fees and expenses; and reduce accounts payable and accrued expenses and for other general corporate purposes.

       (d)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements present the
                 Company's consolidated financial position as of October 31, 1998 and 1997 and its consolidated results of operations and cash flows for the year ended October 31, 1998 and from the acquisition date of March 15, 1997 through October 31, 1997, and the consolidated operations and cash flows of the Predecessor for the period January 1, 1997 through March 14, 1997 and for the year ended December 31, 1996.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements for the year ended October
                 31, 1998 and for the period from March 15, 1997 through October 31, 1997 include the accounts of the Company. The consolidated financial statements for the period from January 1, 1997 through March 14, 1997 and for the year ended December 31, 1996 include the accounts of the Predecessor. All significant intercompany accounts and transactions have been eliminated in consolidation.


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       (b)    INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined on an average basis for coal and on the first-in, first-out basis for materials and supplies.

       (c)    REVENUE RECOGNITION

              Revenues are recognized upon shipments of coal and upon receipt of coal ash. Revenues are primarily generated from shipments to customers throughout the United States.

       (d)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment are stated at cost or allocated cost for those assets acquired in the Stock Purchase. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. In addition, the Company capitalizes expenditures incurred during the acquisition and development phase of mining operations.

              Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives as follows: buildings and improvements, 6-15 years; mining equipment, 3-5 years; preparation plant and machinery, 3-7 years; and transportation equipment and other, 7-15 years. Depletion and amortization of land and mineral rights and deferred development costs are provided using the units-of-production method based on the estimated recoverable reserves. Equipment held under capital leases was amortized straight-line over the shorter of the lease term or estimated useful life of the asset.


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       (d)    PROPERTY, PLANT AND EQUIPMENT - CONTINUED

              In accordance with Statement of Financial Accounting Standards
                 (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recorded in the financial statements presented.

       (e)    INTANGIBLE ASSETS

              Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited of 15 years. Goodwill net of accumulated amortization, was $6,201 and $7,308 at October 31, 1998 and 1997, respectively, and is included in other assets. As discussed further in note 7, goodwill was reduced in 1998 by $600 for subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets.

              The Company has certain contracts to sell coal and dispose of coal ash at prices in excess of current market prices. These contracts, which were acquired as part of the Stock Purchase, are for varying periods of time, with the last contract expiring in the year 2025. These contracts were valued at the acquisition date at the present value of expected profits from sales under these contracts in excess of those that would be earned if sales were made at the then prevailing market prices. These contracts are being amortized using the straight-line method over the lives of the contracts.


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       (e)    INTANGIBLE ASSETS - CONTINUED

              The Company assesses the recoverability of intangible assets by a comparison of the carrying amounts of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded in the financial statements presented.

       (f)    INCOME TAXES

              The Company is included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement among Renco and its subsidiaries, income taxes are allocated to the Company on a separate return basis, except that transactions between the Company, Renco and Renco's other subsidiaries are accounted for on a cash basis and the Company does not receive the benefit of net operating loss carryforwards, unless such loss carryforwards were a result of temporary differences between the Company's accounting for tax and financial reporting purposes (see note 16).

              Income taxes are determined under the asset and liability method.
                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The results of operations of the Predecessor were included in the consolidated federal income tax return of Costain USA Inc. (the 100% owner of Costain America Inc.).



                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)



(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       (g)    WORKERS' COMPENSATION AND BLACK LUNG EXPENSE

              The cost of workers' compensation and black lung expense is based on historical claims experience and actuarial studies of workers' compensation and black lung claims incurred and reported and incurred but not reported. The black lung valuation methods project the ultimate expected numbers of state and federal black lung claims from the mine employee population, and based on the combined projected cost of such claims, estimates an annual cost with the goal of fully funding all future claims within the expected period of mining operations.

       (h)    RECLAMATION

              The cost of final reclamation of active mining areas is accrued over the life of the respective mines based on the units-of-production method. Reclamation performed during mining operations is expensed as incurred.

       (i)    COMPREHENSIVE INCOME

              On November 1, 1997, the Company adopted SFAS No. 130, REPORTING
                 COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of a minimum pension liability adjustment and is presented in the consolidated statements of operations and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.



                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)



(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       (j)    USE OF ESTIMATES

              The respective managements of the Company and the Predecessor have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (k)    RECLASSIFICATION

              Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)    INVENTORIES

       Inventories consist of the following at October 31, 1998 and 1997:

                                                      1998             1997
                                                      ----             ----

            Coal                               $       6,067             8,360
            Materials and supplies                     3,483             3,244
                                                  ----------        ----------
                                               $       9,550            11,604
                                                  ----------        ----------
                                                  ----------        ----------




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)




(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are summarized as follows at October 31, 1998 and 1997:

                                                                         1998            1997
                                                                         ----            ----

            Land and mineral rights                                $      27,206         26,142
            Buildings and improvements                                     1,169            873
            Machinery and equipment                                       92,560         57,241
            Deferred development costs                                    10,291          7,303
            Construction in progress                                         482          4,890
                                                                      ----------     ----------
                                                                         131,708         96,449
            Less accumulated depreciation, depletion
               and amortization                                           36,210         11,908
                                                                      ----------     ----------
                 Property, plant and equipment, net                $      95,498         84,541
                                                                      ----------     ----------
                                                                      ----------     ----------


(5)    LONG-TERM DEBT
       Long-term debt at October 31, 1998 consists of  the Senior Notes.  The
          Senior Notes are general unsecured obligations of Lodestar Holdings, Inc. and are guaranteed by Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company. Interest on the Senior Notes is payable semiannually on May 15 and November 15.

       In addition, the Company has borrowing and letter of credit capacity under a credit facility which expires May 15, 2001. The limits on aggregate borrowings and letters of credit are $90,000 and $30,000, respectively. Availability under this facility at any one time is based upon inventory and accounts receivable levels with respect to borrowings, and the appraised value of property, plant and equipment with respect to letters of credit. The interest rate applicable to outstanding borrowings is the prime rate plus 0.75% per annum (8.75% as of October 31, 1998). As of October 31, 1998, there were no outstanding borrowings under this facility. As of October 31, 1998, letters of credit outstanding under this facility were $15,206. The credit facility is secured by substantially all of the assets of Lodestar Energy, Inc.




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)





(5)    LONG-TERM DEBT - CONTINUED

       Long-term debt at October 31, 1997 consisted of the following (see note 1 regarding repayment of existing indebtedness on May 15, 1998 with the proceeds from the Senior Notes):

           Revolving credit agreement, interest payable monthly at 0.75% above
              prime (9.25% at October 31, 1997)                                          $   13,495
           Term loan payable in monthly installments of $292 plus
              interest at 1.75% above prime (10.25% at October 31, 1997)                     22,657
           Note payable in quarterly installments of $125 (final payment due February, 2001) plus interest at the greater of 12.5%
              or an indexed rate (12.5% at October 31, 1997)                                  4,750
                                                                                         ----------
                                                                                         ----------
                          Total long-term debt                                               40,902

          Less current installments                                                           4,000
                                                                                         ----------

          Long-term debt, excluding current installments
                                                                                         $   36,902
                                                                                         ----------
                                                                                         ----------


       The Senior Notes and credit facility include covenants, among others, as to maintenance of minimum net worth, limitations on other indebtedness and limitations on capital expenditures. The Company is in compliance with all debt covenants at October 31, 1998.

(6)    LEASES

       The Company was obligated at October 31, 1997 in the amount of $17,654 under various capital leases for equipment. During 1998, the Company purchased all equipment financed pursuant to capital leases using the proceeds from the Senior Notes.




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)






(6)    LEASES - CONTINUED

       During 1998, the Company purchased a significant amount of equipment previously financed pursuant to operating leases using the proceeds from the Senior Notes. As of October 31, 1998, the Company has noncancelable operating leases for transportation equipment and administrative facilities. The remaining leases expire at various dates through 2012. Rental expense for operating leases during the year ended October 31, 1998, the period March 15, 1997 through October 31, 1997, the period January 1, 1997 through March 14, 1997 and the year ended December 31, 1996 was $5,090, $7,121, $1,933 and $10,791,
          respectively.

       Future minimum lease payments under noncancelable operating leases as of October 31, 1998 are as follows:

                      Year ending
                      October 31:
                      -----------

                      1999                                        $        1,535
                      2000                                                 1,535
                      2001                                                 1,535
                      2002                                                 1,535
                      2003                                                 1,535
                      Thereafter                                           8,938
                                                                      ----------

                           Total minimum lease payments           $       16,613
                                                                      ----------
                                                                      ----------



(7)    INCOME TAXES

       There was no income tax expense (benefit) for the year ended October 31, 1998, the period from March 15, 1997 through October 31, 1997, the period January 1, 1997 through March 14, 1997 or the year ended December 31, 1996.


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)




(7)    INCOME TAXES - CONTINUED

       Total income tax expense (benefit) differs from the amount computed by applying the Federal income tax rate of 35% to loss before income taxes as a result of the following:

                                                                 The                                The
                                                               Company                          Predecessor
                                                               -------                          -----------
                                                  Year ended       March 15, 1997 to January 1, 1997 to    Year ended
                                               October 31, 1998    October 31, 1997    March 14, 1997   December 31, 1996
                                               ----------------    ----------------    --------------   -----------------
             Computed "expected" tax
                benefit                          $  (2,335)           (1,378)          (2,078)             (14,584)
             Increase (reduction) in income
                taxes resulting from:
                 State income taxes, net of
                    Federal income tax
                    benefit                           (297)             (197)             774                 (295)
                 Increase (decrease)  in
                    valuation allowance               (209)               -             1,304               22,978
                 Change in operating loss
                    carryforward                        -                 -                -                (4,077)
                 Other, net                            258                -                -                (4,022)
                 Net operating loss for
                    which no benefit is
                    available                        2,583             1,575               -                   -
                                                    ----------        ----------       ----------        ----------

                    Total income tax
                       expense                   $       -                 -               -                   -
                                                    ----------        ----------       ----------        ----------
                                                    ----------        ----------       ----------        ----------



                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)




(7)    INCOME TAXES - CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 1998 and 1997 are presented below:

                                                                                      1998             1997
                                                                                      ----             ----
            Deferred tax assets:
               Accrued reclamation                                              $       4,644           4,887
               Other accrued liabilities                                                7,200           9,790
               Depreciation and depletion                                               6,534           6,830
                                                                                   ----------      ----------
                 Total gross deferred tax assets                                       18,378          21,507
                 Less valuation allowance                                               4,753           5,562
                                                                                   ----------      ----------
                 Net deferred tax assets                                               13,625          15,945
                                                                                   ----------      ----------
            Deferred tax liabilities:
               Coal and ash disposal contracts                                        (15,025)        (17,945)
                                                                                   ----------      ----------
                 Net deferred tax liability (included in other
                    non-current liabilities)                                    $      (1,400)         (2,000)
                                                                                   ----------      ----------
                                                                                   ----------      ----------


       The valuation allowance decreased $809 for the year ended October 31, 1998. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1998 will be allocated to goodwill. Such benefits of $600 were used to reduce goodwill during 1998. There was no change in the valuation allowance for the periods March 15, 1997 to October 31, 1997. The valuation allowance increased $1,304 in the period January 1, 1997 to March 14, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.





                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(7)    INCOME TAXES - CONTINUED
       Management considers the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of those deductible differences, net of the existing valuation allowance at October 31, 1998 (see note 16).

(8)    BENEFIT PLANS
       The Company's defined benefit pension plan provides specified pension benefits based on the employees' years of service. Contributions to the plan are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements. The plan's assets consist primarily of investments in intermediate term fixed income loans and private placement bonds and mortgages. The plan has approximately 1,000 participants at October 31, 1998.

       The funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at October 31, 1998 and 1997 are as follows:

                                                                                      1998           1997
                                                                                      ----           ----
       Actuarial present value of benefit obligations:
          Vested benefit obligation                                            $     (11,820)         (9,612)
                                                                                  ----------      ----------
                                                                                  ----------      ----------

          Accumulated benefit obligation                                       $     (11,822)         (9,613)
                                                                                  ----------      ----------
                                                                                  ----------      ----------

          Projected benefit obligation                                         $     (11,822)         (9,613)
          Plan assets at fair value                                                    9,030           8,089
                                                                                  ----------      ----------
               Projected benefit obligation in excess of plan assets                  (2,792)         (1,524)
               Unrecognized net (gain) loss                                            1,156            (432)
                                                                                  ----------      ----------

               Pension liability prior to adjustment to recognize
                  minimum liability                                                   (1,636)         (1,956)

          Minimum pension liability adjustment                                        (1,156)             -
                                                                                  ----------      ----------

          Total pension liability recognized in consolidated
             balance sheet                                                     $      (2,792)         (1,956)
                                                                                  ----------      ----------
                                                                                  ----------      ----------


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)



(8)    BENEFIT PLANS - CONTINUED

       Net pension costs for the plan consist of the following:

                                                             The                                    The
                                                           Company                              Predecessor
                                                           -------                              -----------
                                               Year ended       March 15, 1997 to  January 1, 1997 to      Year ended
                                            October 31, 1998    October 31, 1997     March 14, 1997     December 31, 1996
                                            ----------------    ----------------     --------------     -----------------

         Service costs - benefits earned
            during the period                $      285                 226                  71                 463
         Interest cost on projected benefit
            obligation                              715                 442                 140                 505
         Actual return on plan assets              (715)               (445)               (141)               (486)
         Net amortization and deferral              100                 122                  39                  15
                                                 ------              ------             -------             -------

                 Net pension plan expense    $      385                 345                 109                 497
                                                 ------              ------             -------             -------
                                                 ------              ------             -------             -------

       The weighted-average discount rate used to determine the actuarial present value of the projected obligations was 6.75% and 7.5% at October 31, 1998 and 1997, respectively. The expected long-term rate of return on assets was 7.0% and 7.5% at October 31, 1998 and 1997, respectively.

       The Company also retained a defined contribution plan of the Predecessor which covers all employees meeting certain eligibility requirements. Contributions expensed to this plan were $1,117 for the year ended October 31, 1998, $760 for the period March 15, 1997 through October 31, 1997, $236 for the period January 1, 1997 through March 14, 1997 and $1,680 for the year ended December 31, 1996.

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       At October 31, 1998 and 1997, the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments.

       The fair value of the Senior Notes is subject to periodic fluctuations due to prevailing market conditions which are impacted by interest rates and other factors beyond the control of the Company. Management of the Company believes that the carrying value of the Senior Notes is a reasonable approximation of the fair value at October 31, 1998.


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)



(10)   RELATED PARTY TRANSACTIONS

       Renco provides certain management services to the Company under a management agreement. Payments of $1,200 were made during 1998 in accordance with this agreement. Charges of $750, which would have been incurred in accordance with this agreement were waived during the period from March 15, 1997 through October 31, 1997. Management believes that such costs approximate the cost of comparable services which could be obtained from unaffiliated entities.

       At October 31, 1997 the Company had a $3,000 non-interest bearing note payable to Renco for cash provided during the period from March 15, 1997 to October 31, 1997. This note payable was repaid during 1998 with the proceeds from the Senior Notes.

       The Company also had a note payable in the amount of $2,000 to Renco at October 31, 1997. This note bore interest at a rate of 8.25% and was repaid during 1998 with the proceeds from the Senior Notes.
          Interest charges through October 31, 1997 were waived by Renco.

(11)   COMMITMENTS AND CONTINGENCIES

       The Company has future minimum royalty payments which represent advance royalty obligations; these are generally recoupable against royalty payments otherwise due based on production. The future minimum royalty payments are as follows:

                      Year ending
                      October 31:
                      -----------
                      1999                          $        3,343
                      2000                                   2,491
                      2001                                   1,988
                      2002                                   1,879
                      2003                                     789
                      Thereafter                             2,496
                                                        ----------
                                                    $       12,986
                                                        ----------
                                                        ----------




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)



(11)   COMMITMENTS AND CONTINGENCIES - CONTINUED

       The Company is involved in a number of legal actions, which, if adverse judgments are ultimately awarded, may individually or in the aggregate have a material adverse effect on the Company's consolidated financial position and results of operations. With respect to each of these proceedings, based on the advice of outside counsel and consideration of the facts at hand, it is the opinion of the Company's management that the ultimate disposition of the litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

       The Company is required by certain third parties which have contractual agreements with the Company, primarily governmental agencies that provide mining permits, to maintain land reclamation bonds. The Company has land reclamation bonds of $43,605 outstanding as of October 31, 1998. The Company has other bonds, primarily for performance and workers' compensation obligations, of $26,195 outstanding as of October 31, 1998. In support of outstanding bonds, letters of credit in the amount of $9,489 were outstanding at October 31, 1998.

       The Company has various other letters of credit outstanding in the amount of $5,717 at October 31, 1998.

       A significant customer (the Customer) of the Company is involved in litigation with the utility for which the Customer generates power. The Customer is alleging underpayment by the utility pursuant to the contract in place. The Customer's ability to meet its financial obligations, including those under its contract with the Company, may be adversely affected to the extent the Customer is not successful in its litigation. As of October 31, 1998, the Company has receivables from the Customer totaling $9,668 ($5,015 of which is classified as current and $4,653 of which is classified as long term). The Company also has contracts with the Customer to sell coal and dispose of coal ash. These contracts were part of the intangible asset recorded in connection with the Stock Purchase. As of October 31, 1998, the net amount recorded for these contracts with the Customer is approximately $16,000. Management of the Company does not consider any loss with regard to these assets probable or estimable at this time.

                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(12)   SIGNIFICANT CUSTOMERS

       The Company derives a significant portion of its coal sales and related revenue from two customers. Coal sales and related revenue from these customers totaled approximately $118,000 or 45% (27% and 18%, respectively) of total coal sales and related revenue for the year ended October 31, 1998. Coal sales and related revenue from these customers totaled approximately $76,000, or 44% (27% and 17%, respectively) of total coal sales and related revenue, for the period March 15, 1997 through October 31, 1997. Accounts receivable from these customers totaled $13,745 and $17,375 at October 31, 1998 and 1997, respectively.

       Likewise, the Predecessor derived a significant portion of its coal sales and related revenue from these two customers. Coal sales and related revenue from these customers totaled approximately $19,000 or 41% (22% and 19%, respectively) of total coal sales and related revenue for the period January 1, 1997 through March 14, 1997, and approximately $114,000 or 45% (25% and 20%, respectively) of total coal sales and related revenue for the year ended December 31, 1996.

(13)   EXTRAORDINARY ITEMS

       The extraordinary items are composed of a credit associated with the buyout of certain deferred payment obligations and a charge associated with the write-off of capitalized costs. The deferred payment obligations were bought out at a discount from book value of $7,960. The charge of $1,388 represented the write-off of all unamortized costs attributable to the indebtedness which was paid in full with the proceeds from the Senior Notes.



                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


 (14)  ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

       Accrued expenses consist of the following at October 31, 1998 and 1997:

                                                                                    1998               1997
                                                                                    ----               ----
             Royalties                                                       $       3,299              4,526
             Deferred payment obligations                                               -               4,826
             Taxes, other than income                                                3,120              4,444
             Payroll and benefits                                                    3,928              4,162
             Workers' compensation and black lung                                    4,838              3,717
             Reclamation costs                                                       2,186              1,799
             Interest                                                                7,906                 74
             Other                                                                   7,134              8,141
                                                                                 ---------         ----------
                                                                             $      32,411             31,689
                                                                                 ---------         ----------
                                                                                 ---------         ----------


       Other non-current liabilities consist of the following at October 31, 1998 and 1997:

             Deferred payment obligations                                    $          -              12,190
             Reclamation costs                                                      16,225             18,379
             Workers' compensation and black lung                                   12,201             19,929
             Other                                                                  12,363             10,580
                                                                                 ---------         ----------
                                                                             $      40,789             61,078
                                                                                 ---------         ----------
                                                                                 ---------         ----------


(15)   YEAR 2000 - UNAUDITED
       ---------------------

       The Company established an internal committee in 1998 responsible for monitoring year 2000 (Y2K) compliance with respect to its business systems. The committee, in conjunction with an independent consulting firm, has developed a detailed work schedule, which was finalized in January 1999. Since the majority of the Company's information systems have been recently developed, work to be performed in that area will be minimal. The primary risk areas which are currently being evaluated are the embedded systems affecting mining equipment, prep plant systems, scale system interfaces, laboratory equipment, and other facility-specific equipment.




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(15)   YEAR 2000 - UNAUDITED - CONTINUED

       Testing will be prioritized based on evaluated risk. Testing of the most critical areas is scheduled to be completed in April of 1999 with all testing completed by July 1, 1999. Remediation efforts, which are not expected to be of a material nature, will begin in the second quarter of 1999. Additionally, the Company is in the process of a comprehensive review of third party Y2K compliance efforts of its most critical vendors and customers. Although management believes that it is unlikely that its operations will be disrupted, contingency plans are currently being developed to address the areas in which potential disruptions could be most serious. All contingency plans will be finalized during the third quarter of fiscal 1999.

       To accelerate the completion of its Y2K efforts, the Company has recently revised the scheduled work plan to increase reliance on third party consultants. This has increased projected expenditures to achieve Y2K compliance to between $400 and $600, dependent on the magnitude of required remediation efforts, and without consideration of the internal labor costs, which are not expected to be significant. As of October 31, 1998, approximately $100 has been spent in Y2K compliance efforts.




                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

             Notes to Consolidated Financial Statements (Continued)


(16)   SUBSEQUENT EVENT - UNAUDITED

       Effective with the beginning of fiscal 1999, Renco, formerly a C corporation, elected to be treated as an S corporation for federal income tax purposes, pursuant to a change in the federal income tax laws allowing corporations with subsidiaries to elect such status. In connection with that election, Renco is permitted to designate its wholly-owned subsidiaries as qualified Subchapter S subsidiaries, and the Company has been so designated. Because of this designation, substantially all of the Company's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. The Company will continue to provide for state and local income taxes for those taxing jurisdictions which do not recognize qualified Subchapter S subsidiary status, although management believes such state and local taxes will not be material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the Subchapter S subsidiary designation if the associated assets are disposed of within the ten-year postdesignation period. The Company's net deferred tax liability as of October 31, 1998 will be classified in the first quarter of fiscal 1999 as a non-current liability for any potential tax that could be incurred resulting from the built in gains provisions referred to above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

         1. Financial Statements. The consolidated financial statements listed below, together with the Independent Auditors' Report, are included in this report as Item 8:

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of October 31, 1997 and 1998

                           Consolidated Statements of Operations and
                           Comprehensive Loss for the year ended October 31, 1998, the period from March 15, 1997 through October 31, 1997, the period from January 1, 1997 through March 14, 1997, and the year ended December 31, 1996

                           Consolidated Statements of Stockholder's Equity (Deficit) for the year ended October 31, 1998, the period from March 15, 1997 through October 31, 1997, the period from January 1, 1997 through March 14, 1997, and the year ended December 31, 1996

                           Consolidated Statements of Cash Flows for the year ended October 31, 1998, the period from March 15, 1997 through October 31, 1997, the period from January 1, 1997 through March 14, 1997, and the year ended December 31, 1996

                           Notes to Consolidated Financial Statements

         2. Financial Statement Schedule. The consolidated financial statement schedule listed below, together with the Independent Auditors' Report, are included in this report below:

                           Independent Auditors' Report on Financial Statement Schedule

                           Schedule II - Valuation and Qualifying Accounts

         3. Exhibits. The information called for by this paragraph is contained in the Exhibit Index of this report and incorporated herein by reference.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Lodestar Holdings, Inc.:

Under date of December 10, 1998, we reported on the consolidated balance sheets of Lodestar Holdings, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for the year ended October 31, 1998 and for the period from March 15, 1997 to October 31, 1997, and the consolidated statements of operations and comprehensive loss, stockholder's equity, and cash flows for the period from January 1, 1997 to March 14, 1997 and for the year ended December 31, 1996 of Costain Coal Inc. and subsidiaries. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Louisville, Kentucky
December 10, 1998

                                                                     SCHEDULE II

                              LODESTAR ENERGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)


                                                                         Additions    Additions     Deductions
                                                             Balance    charged to    charged to    write-offs    Balance
                                                          at beginning   costs and      other        against     at end of
                                                             of year     expenses    accounts (1)   allowance       year
                                                          -------------------------------------------------------------------

Twelve Months ended October 31, 1998:
     Applied against asset accounts:
         Allowance for inventory obsolescence                $ 2,710         395                      1,443      $ 1,662
         Allowance for unrecoupable advance royalties          2,750         684                      1,011        2,423

Ten Months ended October 31, 1997:
     Applied against asset accounts:
         Allowance for inventory obsolescence                $ 1,464         382       1,590            726      $ 2,710
         Allowance for unrecoupable advance royalties          2,656          94                        -          2,750

Twelve Months ended December 31, 1996:
     Applied against asset accounts:
         Allowance for inventory obsolescence                $ 1,055         413                          4      $ 1,464
         Allowance for unrecoupable advance royalties          1,598       1,189                        131        2,656









(1) Purchase accounting adjustment.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

                             LODESTAR HOLDINGS, INC.
                             (Registrant)
                              By:   /S/ JOHN W. HUGHES
                                    -------------------------------------------.
                                    President

                              Date:   FEBRUARY 5, 1999
                                      -----------------------------------------.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 5, 1999               /s/ Ira Leon Rennert
--------------------------------------------------------------------------------
                               IRA LEON RENNERT
                               Chairman of the Board and Director


February 5, 1999               /s/ John W. Hughes
--------------------------------------------------------------------------------
                               JOHN W. HUGHES
                               President
                               (principal executive officer)


February 5, 1999               /s/ Michael E. Donohue
-------------------------------------------------------------------------------
                               MICHAEL E. DONOHUE
                               Vice President and Chief Financial Officer
                              (principal financial and accounting officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant's last fiscal year, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.

                                  EXHIBIT INDEX


       EXHIBIT NO.                                         DESCRIPTION
---------------------                  -----------------------------------------
          27                           Financial Data Schedule.