Form 10-Q
period 1999-01-31
LODESTAR HOLDINGS INC
filed 1999-03-17
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to                   .
                                    -------------------    ------------------


                        COMMISSION FILE NUMBER 333-59037

                             LODESTAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3903875
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)


   30 ROCKEFELLER PLAZA, SUITE 4225
          NEW YORK, NEW YORK                                  10112
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
                                 [X] YES [ ] NO


Number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1999:

COMMON STOCK, $1.00 PAR VALUE                                       1000

                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------

TABLE OF CONTENTS                                                                   1

PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets- January 31, 1999 and
         October 31, 1998                                                           2

         Consolidated Statements of Operations - Three Months
         Ended January 31, 1999 and 1998                                            3

         Consolidated Statements of Cash Flows - Three Months
         Ended January 31, 1999 and 1998                                            4

         Notes To Consolidated Financial Statements                                 5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                7

PART II  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                          12

SIGNATURE                                                                          13


PART I  FINANCIAL INFORMATION
ITEM I - FINANCIAL INFORMATION


                   LODESTAR HOLDINGS, INC.
                      AND SUBSIDIARIES

                 Consolidated Balance Sheets
                         (Unaudited)

                                                                  January 31, 1999     October 31, 1998
                                                                  ----------------     ----------------
                                                                    (in thousands, except share data)
                          ASSETS

Current assets:
     Cash                                                            $   1,323              14,949
     Accounts receivable                                                26,425              29,874
     Inventories                                                        12,107               9,550
     Prepaid expenses and other                                          3,807               4,092
                                                                     ---------             -------
                    Total current assets                                43,662              58,465

Property,plant and equipment, net                                      106,454              95,498
Coal and ash disposal contracts in excess of market net of
   accumulated amortization of $5,741 and $5,058                        41,067              41,750
Other assets                                                            18,758              18,065
                                                                     ---------             -------
                                                                     $ 209,941             213,778
                                                                     ---------             -------
                                                                     ---------             -------

            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current installments of long-term debt                          $     750                --
     Accounts payable                                                   22,725              25,161
     Accrued expenses                                                   26,230              32,411
                                                                     ---------             -------
                    Total current liabilities                           49,705              57,572


Long-term debt, excluding current installments                         155,056             150,000
Other non-current liabilities                                           45,203              40,789
                                                                     ---------             -------
                    Total liabilities                                  249,964             248,361
                                                                     ---------             -------

Stockholder's  deficit:
     Common stock, $1.00 par value. Authorized, issued and
        outstanding 1,000 shares                                             1                   1
     Additional paid-in capital                                          5,000               5,000
     Accumulated deficit                                               (43,868)            (38,428)
     Accumulated other comprehensive loss - minimum
        pension liability adjustment                                    (1,156)             (1,156)
                                                                     ---------             -------
                    Total stockholder's  deficit                       (40,023)            (34,583)

Commitments and contingencies
                                                                     ---------             -------
                                                                     $ 209,941             213,778
                                                                     ---------             -------
                                                                     ---------             -------


The accompanying notes are an integral part of these consolidated balance sheets.

                             LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                               ----------------------------------
                                               January 31, 1999   January 31,1998
                                               ----------------   ---------------
                                                          (in thousands)

Coal sales and related revenue                     $ 57,430            71,588

Operating costs:
     Cost of revenues                                48,668            57,786
     Depreciation, depletion
        and amortization                              6,969             5,964
     General and administrative                       2,544             2,565
                                                     ------            ------
                                                     58,181            66,315
                                                     ------            ------

                 Operating  (loss) income              (751)            5,273

Interest expense, net                                (4,690)           (2,421)
                                                     ------            ------

      (Loss) income before income taxes              (5,441)            2,852

Income taxes                                           --              (1,141)
                                                     ------            ------

                    Net (loss) income              $ (5,441)            1,711
                                                     ------            ------
                                                     ------            ------


The accompanying notes are an integral part of these consolidated statements of operations.

                             LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Three Months Ended
                                                                     ------------------------------------
                                                                     January 31,1999      January 31,1998
                                                                     ---------------      ---------------
                                                                                (in thousands)

Cash flows from operating activities:
     Net (loss) income                                                  $ (5,441)                1,711
     Adjustments to reconcile net income (loss) to
         net cash from (used in) operating activities:
             Depreciation, depletion and amortization                      6,969                 5,964
             Loss on sale/disposal of property plant
             and equipment                                                    11                    35
             Amortization of deferred financing fees                         270                   159
             Imputed interest                                                114                   542
         Changes in operating assets and liabilities:
             Accounts receivable                                           3,449                 1,787
             Inventories                                                  (2,010)               (2,239)
             Prepaid expenses and other current assets                       271                (2,806)
             Other assets                                                 (1,052)                1,387
             Accounts payable                                             (2,436)               (5,889)
             Accrued expenses                                             (6,941)                1,456
             Other non-current liabilities                                  (379)                  972
                                                                         -------                 -----
             Net cash from (used in) operating
             activities                                                   (7,175)                3,079
                                                                         -------                 -----

 Cash flows from investing activities:
             Cost of acquisitions, net of liabilities
             incurred                                                     (5,384)                 --
             Capital expenditures                                         (1,750)                 (985)
             Proceeds from sales of property, plant and
             equipment                                                       683                     7
                                                                         -------                 -----
             Net cash used in investing activities                        (6,451)                 (978)
                                                                         -------                 -----

Cash flows from financing activities:
             Principal payments on long-term obligations                    --                    (983)
             Increase in amounts due to related parties                     --                     341
                                                                         -------                 -----
             Net cash used in financing activities                          --                    (642)
                                                                         -------                 -----

     Net increase (decrease) in cash                                     (13,626)                1,459
     Cash at beginning of period                                          14,949                 3,056
                                                                         -------                 -----
     Cash at end of period                                              $  1,323                 4,515
                                                                         -------                 -----
                                                                         -------                 -----

Supplemental cash flow disclosures:
     Interest paid                                                      $  8,625                 1,679
                                                                         -------                 -----
                                                                         -------                 -----
     Property, plant and equipment and inventory acquired
     through debt incurred and liabilities assumed                      $ 11,246                  --
                                                                         -------                 -----
                                                                         -------                 -----


The accompanying notes are an integral part of these consolidated statements of cash flows.

                             LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months ended January 31, 1999 and 1998
                           (Unaudited - in thousands)


(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the accounting records of Lodestar Holdings, Inc. and its subsidiaries (the Company), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Lodestar Holdings, Inc. is a wholly owned subsidiary of The Renco Group, Inc. (Renco). The consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations presented for the three month period ended January 31, 1999, are not necessarily indicative of the results to be expected for the full year.


(2)  Inventories

     Inventories consist of the following at January 31,1999 and October 31, 1998:

                                   January 31,          October 31,
                                      1999                 1998
                                   -----------          -----------

Coal                                 $ 8,891               6,067
Materials and supplies                 3,216               3,483
                                     -------               -----
                                     $12,107               9,550
                                     -------               -----
                                     -------               -----


(3)  Acquisition of Assets of Colonial Coal Company, Inc.

     On January 15, 1999, Lodestar acquired coal inventory, mining rights, leases of real property, and equipment from Colonial Coal Company, Inc. (Colonial), a mining company in Eastern Kentucky. The consideration to Colonial was $5,384 in cash paid at the closing, periodic deferred payment obligations of $5,806, and the assumption of $5,440 in reclamation and other liabilities.

                             LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES


(4)  Subchapter S Corporation Election

     On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary
     (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status; however, management believes this is not material to the Company.


(5)  Commitments and Contingencies

     A significant customer (the Customer) of the Company is involved in litigation with the utility for which the Customer generates power. The Customer is alleging underpayment by the utility pursuant to the contract in place. The Customer's ability to meet its financial obligations, including those under its contract with the Company, may be adversely affected to the extent the Customer is not successful in its litigation. As of January 31, 1999, the Company has receivables from the Customer totaling $10,801 ($5,689 of which is classified as current and $5,112 of which is classified long term). The Company also has contracts with the Customer to sell coal and dispose of coal ash. These contracts were part of the intangible asset recorded in connection with the March 14, 1997 purchase of the capital stock of Costain Coal Inc. and its subsidiaries (subsequently renamed Lodestar Energy, Inc.) by Lodestar Holdings, Inc. As of January 31, 1999, the net amount capitalized for these contracts with the Customer is approximately $15,761. Management of the Company does not consider any loss with regard to these assets probable or estimable at this time.

PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Lodestar Holdings, Inc. (the Company) was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the Acquisition). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal, Inc. was renamed Lodestar Energy, Inc. (Lodestar). On May 15, 1998 the Company sold and issued (the Notes Offering) $150.0 million of 11.5% Senior Notes due 2005 (the Notes).

Lodestar Holdings, Inc. is a holding company whose wholly owned direct and indirect subsidiaries include Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company. These subsidiaries guarantee the Notes. The assets, equity, income and cash flows of other non-guarantor subsidiaries are inconsequential (I.E. individually and combined less than 3% of the Lodestar Holdings, Inc. totals). Lodestar Holdings, Inc. has no operations or assets separate from its investment in its subsidiaries. Accordingly, separate financial information of the subsidiaries is not considered necessary to include, as in management's opinion, it would not be material to investors.

The Company, through its wholly owned subsidiary Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. As of January 31, 1999, Lodestar controlled the mineral rights through lease or ownership at sixteen mines. Three of the mines are in Western Kentucky (all underground) and thirteen in Eastern Kentucky (eight underground and five surface). Lodestar also owns and operates an ash disposal facility in Eastern Kentucky. Lodestar's Western Kentucky coal product is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product, as compared to its Western Kentucky coal product, is generally higher in energy (as measured in British thermal units (Btu's)) content and lower in sulfur content, and is marketed in the Eastern, South Central and Great Lakes regions of the United States.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1998.

The following table summarizes the tons shipped by region and other operating data for the Company for the periods presented.

                                                                    Three Months Ended
                                                         -----------------------------------------
                                                         January 31, 1999         January 31, 1998
                                                         ----------------         ----------------
                                                                  ( TONS IN THOUSANDS )

REGION
Eastern Kentucky                                                   918                  1,047
Western Kentucky                                                 1,304                  1,624
West Virginia                                                     --                      152
                                                                 -----                  -----
                                      Total                      2,222                  2,823
                                                                 -----                  -----

OTHER OPERATING DATA:
Coal sales and related revenue per
   ton shipped                                            $      25.85                  25.36
Cost of coal sales and related
   revenues per ton shipped                               $      21.90                  20.47

Coal sales revenue per ton shipped                        $      23.38                  23.27
Cost of coal sales revenues per
   ton shipped                                            $      20.50                  18.85



COAL SALES AND RELATED REVENUE for the three months ended January 31, 1999 (the 1999 Period) were $57.4 million, a decrease of $14.2 million or 19.8% compared to the three months ended January 31, 1998 (the 1998 Period). The related revenue component was $5.5 million in the 1999 Period and $5.9 million in the 1998 Period, representing $.4 million of the total $14.2 million decrease. Coal sales revenue decreased by $13.8 million, which primarily was the result of a 21.3% decrease in the volume of tons shipped. Coal sales revenue per ton shipped was $23.38 in the 1999 Period compared to $23.27 in the 1998 Period. The 601,000 tonnage decline in coal shipped for the 1999 Period was due to reduced production levels at the Western Kentucky Smith underground operations and the closure of the Western Kentucky Smith surface operations and the West Virginia mining operations. Additionally, Eastern Kentucky volume was slightly reduced during the 1999 Period because three of the surface operations were being developed, and had not reached full productive capacity.

COST OF REVENUES for the 1999 Period was $48.7 million, a decrease of $9.1 million or 15.8% compared to the 1998 Period. The $9.1 million reduction in cost is primarily the result of 601,000 fewer sold tons during the 1999 Period, offset by an overall increase in the cost per ton shipped of $1.43 compared to the 1998 Period. The 1999 Period cost of revenues reflect the benefit of a $2.8 million, or $1.26 per ton shipped, reduction in equipment lease expense associated with the buyout of those obligations with the proceeds of the Notes. Accordingly, adjusted for such benefit, cost of revenues were $2.69 per ton higher during the 1999 Period. The most significant factor contributing to the increased costs was a $3.31 increased cost per ton at the Western Kentucky Baker mine, which accounted for 1.1 million tons shipped in both the 1998 and 1999 Periods. The higher costs were due to 2.8% less salable yield, lower productivity primarily associated with thinner seams, and a $.8 million increase in the cost of equipment repairs and maintenance. The costs per ton at the Eastern Kentucky operations were substantially unchanged during the periods with the benefit of the reduced lease expense being offset by higher mining ratios (cubic yards of overburden removed to salable tons of coal produced) during the 1999 Period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the 1999 Period increased from the 1998 Period by $1.0 million. The primary reason for this increase was depreciation as a result of capital equipment additions during the interim twelve months including $27.5 million, which was capitalized in conjunction with the buyout of leases with the proceeds of the Notes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES during the 1999 Period decreased slightly compared to the 1998 Period. There were no material variances between the periods presented.

OPERATING INCOME (LOSS) decreased from income of $5.3 million during the 1998 Period to a loss of $.8 million during the 1999 Period primarily as a result of the decrease in tons shipped and the increase in cost of revenues per ton shipped.

INTEREST EXPENSE, NET was $4.7 million for the 1999 Period, an increase of $2.3 million over the 1998 Period, which reflects the impact of interest on the Notes.

INCOME TAXES for the 1999 Period are $0 compared to $1.1 million for the 1998 Period. Due to the Company's change in tax status (See Note 4 of Notes to Consolidated Financial Statements), the Company is generally not subject to income taxes, and accordingly, no provision for income taxes has been recorded during the 1999 Period.

NET INCOME (LOSS) decreased from income of $1.7 million during the 1998 Period to a loss of $5.4 million during the 1999 Period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from working capital requirements, capital investments, interest payment obligations and costs of implementing its business strategy to grow through strategic acquisitions. The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120 million senior credit facility (the Senior Credit Facility) that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment. As of January 31, 1999, the Senior Credit Facility was undrawn, and $16.2 million of letters of credit were outstanding. Based upon eligible collateral as of January 31, 1999, the net unused borrowing and letter of credit availability on these credit lines was $25.1 million and $10.6 million, respectively.

Cash used by the Company's operating activities for the 1999 Period was $7.2 million, compared to $3.1 million provided from the 1998 Period operating activities. The $7.2 million used during the 1999 Period reflected the negative impact on cash of a $7.9 million reduction in current liabilities, which includes a $4.3 million reduction of accrued interest payable relative to the Notes and a $2.4 million reduction of accounts payable.

For the three months ended January 31, 1999, capital expenditures and the cost of acquisitions funded with cash were $7.1 million. As of January 31, 1999, the Company had capital expenditure commitments of approximately $5.6 million, including $2.5 million for a replacement panline, which is a major component of the Western Kentucky Baker longwall unit. This expenditure is expected to occur in the third quarter of fiscal 1999. On average, management expects to spend approximately $10.0 million to $15.0 million annually for capital expenditures, of which approximately $7.0 million is required annually to maintain its current level of operations. In fiscal 1999, the Company will expend approximately $5.0 million to acquire additional mobile equipment necessary for the mining of the Eastern Kentucky Tug River properties acquired from Colonial. Therefore, total capital expenditures for fiscal 1999 are expected to approximate $22.0 million.

The Company has significant indebtedness outstanding at January 31, 1999. Management believes that cash flow from operations, in addition to availability under the Senior Credit Facility, will be sufficient to provide for the Company's liquidity needs for the foreseeable future. In addition, management believes that such cash availability will be sufficient to finance projects that will allow the implementation of its business strategy to grow through strategic acquisitions. In general, it is expected that such projects would be financed with specifically targeted available funds and would meet management's criteria for cash self-sufficiency. There can be no assurance that the Company will be successful in consummating such acquisitions.

The indenture governing the Notes and the Senior Credit Facility contains numerous covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.


ACQUISITION OF ASSETS OF COLONIAL COAL COMPANY, INC.

On January 15, 1999, Lodestar acquired inventory, mining rights, leases of real property, and equipment from Colonial Coal Company, Inc. (Colonial), a mining company in Eastern Kentucky, (See Note 3 of Notes to Consolidated Financial Statements). The Company immediately began mining operations on the Tug River properties acquired from Colonial. The mining of the Tug River properties will result in utilization of certain mining equipment which was formerly deployed in West Virginia.


YEAR 2000

The Company established an internal committee in 1998 responsible for monitoring year 2000 (Y2K) compliance with respect to its business systems. The committee, in conjunction with an independent consulting firm, has developed a detailed work schedule, which was finalized in January 1999. Since the majority of the Company's information systems have been recently developed, work to be performed in that area will be minimal. The primary risk areas which are currently being evaluated are the embedded systems affecting mining equipment, prep plant systems, scale system interfaces, laboratory equipment, and other facility-specific equipment. Testing will be prioritized based on evaluated risk. Testing of the most critical areas is scheduled to be completed in April 1999, with all testing completed by July 1, 1999. Remediation efforts, which are not expected to be of a material nature, have begun in the second quarter of 1999. Additionally, the Company is in the process of a comprehensive review of third party Y2K compliance efforts of its most critical vendors and customers. Although management believes that it is unlikely that its operations will be disrupted, contingency plans are currently being developed to address the areas in which potential disruptions could be most serious. All contingency plans will be finalized during the third quarter of fiscal 1999. To accelerate the completion of its Y2K efforts, the Company has recently revised the scheduled work plan to increase reliance on third party consultants. This reliance on third parties has increased projected expenditures to achieve Y2K compliance to between $.4 million and $.6 million, dependent on the magnitude of required remediation efforts, and without consideration of the internal labor costs, which are not expected to be significant. As of January 31, 1999, approximately $145,000 has been spent in Y2K compliance efforts.


EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to stockholders. This Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective for the Company in its 1999 fiscal year. The Company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement is effective for the Company in its 1999 fiscal year. The Company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.


FORWARD - LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends, including coal pricing; competition; the loss of any significant customers or long-term contracts; availability of qualified personnel; major equipment failures; changes in, or failure or inability to comply with, government regulation, including, without limitation, environmental regulations; outcome of litigation; and other factors referenced in this report. For a detailed discussion of these factors, please refer to the information under the caption "Risk Factors" in the Company's Registration Statement No. 333-59037 (effective November 12, 1998). These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART II.  OTHER INFORMATION

Item 6  Exhibits and reports on Form 8-K

Exhibits:
          A list of exhibits required to be filed as part of this Report Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

          Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                           Lodestar Holdings, Inc.
                                (Registrant)

                                   By:      /s/ Michael E. Donohue
                                       ----------------------------------
                                                MICHAEL E. DONOHUE
                                                Vice President and Chief
                                                   Financial Officer
                                              (duly authorized officer and
                                                principal financial and
                                                  accounting officer)



                                   Date:         March 17, 1999
                                        ---------------------------------

                                  EXHIBIT INDEX


    EXHIBIT NO.                            DESCRIPTION
-----------------                   -----------------------
        27                          Financial Data Schedule
