Form 10-Q
period 1999-04-30
LODESTAR HOLDINGS INC
filed 1999-06-14
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                              to                   .          ------------------
         --------------------


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

                                [ X ] YES [ ] NO

Number of shares outstanding of each of the registrant's classes of common stock, as of June 14, 1999:

COMMON STOCK, $1.00 PAR VALUE                                      1000

                                TABLE OF CONTENTS



                                                                        PAGE NO.

TABLE OF CONTENTS                                                           1

PART I.  FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets
     April 30, 1999 and October 31, 1998                                    2

     Consolidated Statements of Operations
     Three Months Ended April 30, 1999 and 1998                             3

     Consolidated Statements of Operations
     Six Months Ended April 30, 1999 and 1998                               4

     Consolidated Statements of Cash Flows
     Six Months Ended April 30, 1999 and 1998                               5

     Notes To Consolidated Financial Statements                             6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           8

PART II.  OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS                                             15

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              16


SIGNATURE                                                                   17


PART I. - ITEM 1 FINANCIAL STATEMENTS

                            LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                 April 30,1999   October 31, 1998
                                                                 -------------   ----------------
                                 ASSETS                         (in thousands, except share data)
Current assets:
   Cash                                                          $   2,467           $  14,949
   Accounts receivable                                              23,391              29,874
   Inventories                                                      20,102               9,550
   Prepaid expensess and other current assets                        3,686               4,092
                                                                 ---------           ---------
            Total current assets                                    49,646              58,465

Property, plant and equipment, net                                 104,542              95,498
Coal and ash disposal contracts in excess of market, net of
   accumulated amortization of $6,372 and $5,058, respectively      40,437              41,750

Other assets                                                        18,194              18,065
                                                                 ---------           ---------
                                                                 $ 212,819           $ 213,778
                                                                 ---------           ---------
                                                                 ---------           ---------
            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current installments of long-term debt                        $     750           $       -
   Accounts payable                                                 26,536              25,161
   Accrued expenses                                                 27,974              32,411
                                                                 ---------           ---------
            Total current liabilities                               55,260              57,572

Long-term obligations, excluding current installments              158,854             150,000
Other non-current liabilities                                       44,433              40,789
                                                                 ---------           ---------
            Total liabilities                                      258,547             248,361
                                                                 ---------           ---------
Stockholder's  deficit:

   Common stock, $1.00 par value.  Authorized, issued and
    outstanding 1,000 shares                                             1                   1
   Additional paid-in capital                                        5,000               5,000
   Accumulated deficit                                             (49,573)            (38,428)
   Accumulated other comprehensive loss - minimum
    pension liability adjustment                                    (1,156)             (1,156)
                                                                 ---------           ---------
            Total stockholder's deficit                            (45,728)            (34,583)
                                                                 ---------           ---------
                                                                 $ 212,819           $ 213,778
                                                                 ---------           ---------
                                                                 ---------           ---------


See accompanying notes to consolidated financial statements.

                             LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                               April 30, 1999           April 30, 1998
                                               --------------           --------------
                                                           (in thousands)
Coal sales and related revenue                      $ 47,314                $ 64,650
                                                    --------                --------
Operating costs:
  Cost of revenues                                    38,707                  56,858
  Depreciation, depletion
   and amortization                                    7,183                   5,865
  Selling, general and administrative                  2,318                   2,310
                                                    --------                --------
                                                      48,208                  65,033
                                                    --------                --------
       Operating loss                                   (894)                   (383)
Interest expense, net                                 (4,811)                 (2,336)
                                                    --------                --------
  Loss before income taxes                            (5,705)                 (2,719)
Income tax benefit                                      --                     1,087
                                                    --------                --------
       Net loss                                     $ (5,705)               $ (1,632)
                                                    --------                --------
                                                    --------                --------

See accompanying notes to consolidated financial statements.

                            LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Six Months Ended
                                      April 30, 1999       April 30, 1998
                                      --------------       --------------
                                                   (in thousands)

Coal sales and related revenue         $ 104,744               $ 136,238
                                       ---------               ---------
Operating costs:

   Cost of revenues                       87,375                 114,644

   Depreciation, depletion
        and amortization                  14,152                  11,829
   Selling, general and administrative     4,862                   4,875
                                       ---------               ---------
                                         106,389                 131,348
                                       ---------               ---------

          Operating income (loss)         (1,645)                  4,890
Interest expense, net                     (9,501)                 (4,757)
                                       ---------               ---------
 Income (loss) before income taxes       (11,146)                    133

Income tax provision                        --                       (54)
                                       ---------               ---------
          Net income (loss)            $ (11,146)              $      79
                                       ---------               ---------
                                       ---------               ---------


See accompanying notes to consolidated financial statements.

                            LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                      Six Months Ended
                                                            April 30, 1999    April 30, 1998
                                                            --------------    --------------
                                                                      (in thousands)
 Cash flows from operating activities:
       Net income (loss)                                          $(11,146)       $     79
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
            Depreciation, depletion and amortization                14,152          11,829
            Loss (gain) on sale/disposal of property plant
            and equipment                                               13             (75)
            Amortization of deferred financing fees                    549             327
            Imputed interest                                           284           1,062

         Changes in operating assets and liabilities:
            Accounts receivable                                      6,483           8,581
            Inventories                                            (10,203)           (390)
            Prepaid expenses and other current assets                  341          (1,252)
            Other assets                                              (884)         (1,006)
            Accounts payable                                         1,375          (3,257)
            Accrued expenses                                        (5,198)         (1,499)
            Other non-current liabilities                           (1,198)           (851)
                                                                  --------        --------
            Net cash provided by (used in) operating activities     (5,432)         13,548
                                                                  --------        --------
 Cash flows from investing activities:
            Cost of acquisitions, net of liabilities incurred       (5,384)           --
            Capital expenditures                                    (5,417)         (2,917)
            Proceeds from sales of property, plant and
               equipment                                                73             190
                                                                  --------        --------
            Net cash used in investing activities                  (10,728)         (2,727)
                                                                  --------        --------
 Cash flows from financing activities:
            Proceeds from long-term debt                             3,757            --
            Principal payments on long-term obligations                (79)         (8,473)
                                                                  --------        --------
            Net cash provided by (used in) financing activities      3,678          (8,473)
                                                                  --------        --------
            Net increase (decrease) in cash                        (12,482)          2,348
            Cash at beginning of period                             14,949           3,056
                                                                  --------        --------
            Cash at end of period                                 $  2,467        $  5,404
                                                                  --------        --------
                                                                  --------        --------
Supplemental cash flow disclosures:
            Interest paid                                         $  8,674        $  3,322
                                                                  --------        --------
                                                                  --------        --------
            Property, plant and equipment and inventory
              acquired through debt incurred and liabilities
              assumed                                             $ 11,246        $   --
                                                                  --------        --------
                                                                  --------        --------

See accompanying notes to consolidated financial statements.

                            LODESTAR HOLDINGS, INC.
                                AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months ended April 30, 1999 and 1998
                           (Unaudited - in thousands)





(1)  Basis of Presentation


     The accompanying consolidated financial statements have been prepared from the accounting records of Lodestar Holdings, Inc. and its subsidiaries (the Company), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Lodestar Holdings, Inc. is a wholly owned subsidiary of The Renco Group, Inc. (Renco). The consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations presented for the three and six month periods ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.


(2)  Inventories


     Inventories consist of the following at April 30,1999 and October 31,1998:


                                          April 30,             October 31,
                                            1999                   1998
                                          ----------           ------------

Coal                                       $16,621               $ 6,067
Materials and  supplies                      3,481                 3,483
                                           -------               -------
                                           $20,102               $ 9,550
                                           -------               -------




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



(5)  Commitments and Contingencies


     A significant customer (the Customer) of the Company is involved in litigation, which is scheduled for trial in July 1999, with the utility for which the Customer generates power. The Customer is alleging underpayment by the utility pursuant to the contract in place. The Customer's ability to meet its financial obligations, including those under its contract with the Company, may be adversely affected to the extent the Customer is not successful in its litigation. As of April 30, 1999, the Company has receivables from the Customer totaling $9,549 ($4,248 of which is classified as current and $5,301 of which is classified long term). The Company also has contracts with the Customer to sell coal and dispose of coal ash. These contracts were part of the intangible asset recorded in connection with the March 14, 1997 purchase of the capital stock of Costain Coal Inc. and its subsidiaries (subsequently renamed Lodestar Energy, Inc.) by the Company. As of April 30, 1999, the net amount capitalized for these contracts with the Customer is $15,493. Management of the Company does not consider any loss with regard to these assets probable at this time.

PART I. - ITEM 2



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Lodestar Holdings, Inc. (the Company) was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the Acquisition). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal, Inc. was renamed Lodestar Energy, Inc. (Lodestar). On May 15, 1998, the Company sold and issued (the Notes Offering) $150.0 million of 11.5% Senior Notes due 2005 (the Notes).


Lodestar Holdings, Inc. is a holding company whose wholly-owned direct and indirect subsidiaries include Lodestar Energy, Inc. (Lodestar), Eastern Resources, Inc. and Industrial Fuels Minerals Company. These subsidiaries have guaranteed the Notes. The assets, equity, income and cash flows of other non-guarantor subsidiaries are inconsequential (I.E. individually and combined less than 3% of the Lodestar Holdings, Inc. totals). Lodestar Holdings, Inc. has no operations or assets separate from its investment in its subsidiaries. Accordingly, separate financial information of the subsidiaries is not considered necessary to include, as in management's opinion, it would not be material to investors.


The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. Lodestar's Western Kentucky coal product is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product, as compared to its Western Kentucky coal product, is generally higher in energy (as measured in British thermal units (Btu's)) content and lower in sulfur content and is marketed in the Eastern, South Central and Great Lakes regions of the United States. Lodestar also owns and operates an ash disposal facility in Eastern Kentucky.


During fiscal year 1998, Lodestar closed a surface mining operation in the Western Kentucky region and all mining operations located in West Virginia. As of April 30, 1999, Lodestar controlled the mineral rights through lease or ownership at sixteen active mines. Three of the active mines are in Western Kentucky (all underground) and thirteen in Eastern Kentucky (eight underground and five surface). The Eastern Kentucky operation includes one surface and four underground mines acquired from Colonial in 1999, and referred to hereafter as the Tug River properties.


During Lodestar's second quarter of fiscal year 1999, the coal industry experienced soft market conditions which combined with Lodestar's voluntary deferral of shipments on certain coal contracts resulted in a significant increase in Lodestar's coal inventory. In an effort to mitigate this increase, Lodestar temporarily suspended production at two of its five Eastern Kentucky surface mines. Combined, these mines produced approximately 60,000 salable tons of coal per month; contributing approximately 15% of the total monthly average salable coal production. One of the mines has resumed production during the third quarter of fiscal year 1999, while the other is expected to resume mining before the end of calendar year 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1998.

The following table summarizes the tons shipped by region and other operating data for the Company for the periods presented.


                                          Three Months Ended
                                    April 30, 1999     April 30, 1998
                                    --------------     --------------
                                           (TONS IN THOUSANDS)
REGION

Brokered                                       101                --
Eastern Kentucky                               917               932
Western Kentucky                               903             1,607
West Virginia                                   --                47
                                       ------------     ------------
                     Total                   1,921             2,586
                                       ------------     ------------

OTHER OPERATING DATA:
Coal sales and related revenue per
   ton shipped                         $      24.63     $      25.00
Cost of coal sales and related
   revenues per ton shipped            $      20.15     $      21.99
Coal sales revenues per
   ton shipped                         $      23.85     $      22.97
Cost of coal sales revenues per
   ton shipped                         $      19.95     $      20.15



COAL SALES AND RELATED REVENUE for the three months ended April 30, 1999 (the 1999 Quarter) were $47.3 million, a decrease of $17.3 million, or 26.8%, compared to the three months ended April 30, 1998 (the 1998 Quarter). The related revenue component was $1.5 million in the 1999 Quarter and $5.2 million in the 1998 Quarter, representing $3.7 million of the total $17.3 million decrease. This decrease is attributable to the completion of a contract mining operation in Eastern Kentucky. Coal sales revenue decreased by $13.6 million, which primarily was the result of a 25.7% decrease in the volume of tons shipped.


Due to a generally soft coal market resulting from the relatively mild winter weather during the 1998-1999 season, Lodestar elected to reduce spot market coal sales until prices stabilize. Despite the increased production from the recently acquired Tug River properties, coal production was negatively impacted by reduced production levels at the Western Kentucky Smith underground operation, the closure of the Western Kentucky Smith surface operation and the West Virginia mining operations (both in fiscal year 1998), and the temporary idling of two of the Company's Eastern Kentucky surface operations during the 1999 Quarter. Finally, shipment volumes in the Western Kentucky region were reduced by approximately 168,000 tons when Lodestar voluntarily agreed to accept a shipment deferral request from a significant customer. As a result of the aforementioned, total coal shipped during the 1999 Quarter was 665,000 tons less than during the 1998 Quarter resulting in a corresponding increase of 453,000 tons of coal inventory. Coal sales revenue per ton shipped was $23.85 in the 1999 Quarter compared to $22.97 in the 1998 Quarter. This increase of $.88 per ton shipped is the result of fewer spot market shipments, higher prices associated with the Tug River coal sales, and a greater ratio of Eastern Kentucky coal sales to Western Kentucky coal sales during the 1999 Quarter.

COST OF REVENUES for the 1999 Quarter was $38.7 million, a decrease of $18.2 million, or 31.9%, compared to the 1998 Quarter. The $18.2 million reduction in cost is primarily the result of 665,000 fewer tons shipped during the 1999 Quarter combined with an overall decrease in the cost per ton shipped of $1.84 compared to the 1998 Quarter. The 1999 Quarter cost of revenues reflects the benefit of a $2.8 million reduction in equipment lease expense associated with the buyout of those obligations with the proceeds of the Notes. Adjusted for such benefit, cost of revenues was $.76 per ton less during the 1999 Quarter. The most significant factor contributing to the decreased cost per ton was the reduction in cost related to contract mining revenue in the 1999 Quarter. Due to improved geological conditions and operating factors, productivity increased during the 1999 Quarter at the Western Kentucky operations reducing cost of revenues by approximately $2.10 per ton. The cost per ton shipped at the Eastern Kentucky operations were approximately $2.34 higher in the 1999 Quarter primarily due to higher mining ratios (overburden removed to salable tons of coal produced), encountered at certain surface operations.


DEPRECIATION, DEPLETION, AND AMORTIZATION for the 1999 Quarter increased from the 1998 Quarter by $1.3 million. The primary reason for this increase was depreciation as a result of capital equipment additions during the interim twelve months including $27.5 million, which was capitalized in conjunction with the buyout of leases with the proceeds of the Notes.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES during the 1999 Quarter were relatively unchanged when compared to the 1998 Quarter. Increased costs associated with year 2000 compliance efforts have been offset by favorable variances in other administrative areas.


OPERATING LOSS increased from $.4 million during the 1998 Quarter to $.9 million during the 1999 Quarter, primarily as a result of the impact of reduced shipments during the 1999 Quarter.

INTEREST EXPENSE, NET was $4.8 million for the 1999 Quarter, an increase of $2.5 million over the 1998 Quarter, which reflects the impact of interest on the Notes.


INCOME TAXES for the 1999 Quarter were $0 as compared to a $1.1 million tax benefit recorded during the 1998 Quarter. Due to the Company's change in tax status (See Note 4 of Notes to Consolidated Financial Statements), the Company is no longer subject to income taxes, and accordingly, no provision or credit for income taxes has been recorded during the 1999 Quarter.


NET LOSS increased from $1.6 million during the 1998 Quarter to $5.7 million during the 1999 Quarter as a result of the factors described above.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED WITH SIX MONTHS ENDED APRIL 30, 1998.

The following table summarizes the tons shipped by region and other operating data for the Company for the periods presented.


                                                Six Months Ended
                                        April 30, 1999       April 30, 1998
                                        --------------       --------------
                                                (TONS IN THOUSANDS)
REGION
Brokered                                     117                          -
Eastern Kentucky                           1,819                      1,979
Western Kentucky                           2,207                      3,231
West Virginia                                  -                        199
                                        --------                   --------
                         Total             4,143                      5,409
                                        --------                   --------
OTHER OPERATING DATA:
Coal sales and related revenue per
   ton shipped                          $  25.28                   $  25.19
Cost of coal sales and related
  revenues per ton shipped              $  21.09                   $  21.20

Coal sales revenue per ton shipped      $  23.60                   $  23.13
Cost of coal sales revenues per
   ton shipped                          $  20.25                   $  19.47


COAL SALES AND RELATED REVENUE for the six months ended April 30, 1999 (the 1999 Period) were $104.7 million, a decrease of $31.5 million, or 23.1%, compared to the six months ended April 30, 1998 (the 1998 Period). The related revenue component was $7.0 million in the 1999 Period and $11.1 million in the 1998 Period, representing $4.1 million of the total $31.5 million decrease. This decrease is primarily attributable to the completion of the contract mining operation in Eastern Kentucky.

Coal sales revenue decreased by $27.4 million, which primarily was the result of a 23.4% decrease in the volume of tons shipped. Coal sales revenue per ton shipped was $23.60 in the 1999 Period compared to $23.13 in the 1998 Period, increasing as a result of less spot market shipments as well as a greater ratio of Eastern Kentucky coal sales to Western Kentucky coal sales. The 1.3 million ton decline in coal shipped for the 1999 Period versus the 1998 Period is the result of Lodestar's decision to reduce spot shipments during a weak coal market, the reduced production levels at certain mine sites in both the Western and Eastern Kentucky operations during the second quarter of 1999, the closure of mines during fiscal year 1998, and the deferral of certain contracted customer shipments.


COST OF REVENUES for the 1999 Period was $87.4 million, a decrease of $27.3 million, or 23.8%, compared to the 1998 Period. The $27.3 million reduction in cost of revenues is primarily the result of fewer sold tons during the 1999 Period. Additionally, a $5.7 million reduction in cost of revenues due to the completion of the contract mining operation in Eastern Kentucky benefited the 1999 Period. Cost of coal sales revenue increased $.78 per ton shipped primarily due to lower salable yield from the Western Kentucky Baker underground mine and higher surface mining ratios (cubic yards of overburden removed to salable tons of coal produced) at certain Eastern Kentucky surface mines, net of the benefit of a $5.6 million reduction in equipment lease expense associated with the buyout of those obligations with the proceeds of the Notes.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the 1999 Period increased from the 1998 Period by $2.3 million. The primary reason for this increase was depreciation as a result of capital equipment additions during the interim twelve months including $27.5 million, which was capitalized in conjunction with the buyout of leases with the proceeds of the Notes.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES during the 1999 Period were relatively unchanged when compared to the 1998 Period. Variances between periods related to expenses incurred as part of the year 2000 compliance effort in the 1999 Period have been offset by favorable variances in legal expenses and other administrative charges.


OPERATING INCOME (LOSS) decreased from a profit of $4.9 million during the 1998 Period to a loss of $1.6 million during the 1999 Period primarily as a result of the impact of reduced shipments during the 1999 Period.


INTEREST EXPENSE, NET was $9.5 million for the 1999 Period, an increase of $4.7 million over the 1998 Period, which reflects the impact of interest on the Notes.


INCOME TAXES for the 1999 Period are $0. Due to the Company's change in tax status (See Note 4 of Notes to Consolidated Financial Statements), the Company is no longer subject to income taxes, and accordingly, no provision or credit for income taxes has been recorded during the 1999 Period.


NET INCOME (LOSS) decreased from a profit of $.1 million during the 1998 Period to a loss of $11.1 million during the 1999 Period as a result of the factors described above.



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from working capital requirements, capital investments, interest payment obligations and costs of implementing its business strategy to grow through strategic acquisitions. The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120 million senior credit facility (the Senior Credit Facility) that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. As of April 30, 1999, the Senior Credit Facility debt was $3.8 million, and $16.2 million of letters of credit were outstanding. Based upon eligible collateral as of April 30, 1999, the net unused borrowing and letter of credit availability thereunder was $26.1 million and $9.9 million, respectively.


Cash used in the Company's operating activities for the 1999 Period was $5.4 million, compared to $13.5 million provided from the 1998 Period operating activities. The $5.4 million of cash used in operating activities during the 1999 Period reflects the negative impact on cash resulting from reduced sales volume and the build up of inventory experienced during the six months ended April 30, 1999.

As a result of various factors as described herein, the Company's coal inventory has increased by $10.2 million since November 1, 1998. In addition to temporary production reductions at certain mine locations, Lodestar has implemented an aggressive marketing strategy to relieve this inventory without significantly compromising the realization earned per sold ton. Based upon current production levels and new sales order commitments accepted to date, the Company projects coal inventory will return to normal levels by the end of fiscal 1999.

For the six months ended April 30, 1999, capital expenditures and the cost of acquisitions funded with cash were $10.8 million. As of April 30, 1999, the Company had capital expenditure commitments of approximately $6.1 million, including $2.5 million for a replacement panline, which is a major component of the Western Kentucky Baker mine longwall unit. This expenditure is expected to occur in the third quarter of fiscal 1999. Total capital expenditures and the cost of expected acquisitions funded with cash for fiscal 1999 are projected to be less than $20.0 million.


The Company has significant indebtedness outstanding at April 30, 1999. Management believes that cash flow from operations, in addition to availability under the Senior Credit Facility, will be sufficient to provide for the Company's liquidity needs for the foreseeable future. In addition, management believes that such cash availability will be sufficient to finance projects that will allow the implementation of its business strategy to grow through strategic acquisitions. In general, management expects that such projects would be financed with specifically targeted available funds and would meet their criteria for cash self-sufficiency. There can be no assurance that the Company will be successful in consummating such acquisitions.


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


YEAR 2000


The Company established an internal committee in 1998 responsible for monitoring year 2000 (Y2K) compliance. The committee, in conjunction with an independent consulting firm, has developed a detailed work schedule designed to minimize the Company's risk to business interruptions related to Y2K issues. This plan has been diligently administered during the 1999 Period, and the initial phase of system inventory and analysis is complete.

The Company's information systems (IS) have been completely evaluated, and Y2K remediation work to be performed in that area is minimal.

The primary non-IS risk areas are the embedded systems affecting mining equipment, preparation plant systems, scale system interfaces, laboratory equipment, and other facility-specific equipment. Testing was prioritized based on evaluated risk. Evaluation of the most critical areas was completed in April 1999, with all testing scheduled to be completed by July 1, 1999. Remediation efforts, which are not expected to be of a material nature, began in the second quarter of 1999 on selected noncompliant items. Projections at this time indicate that all remediation work that is required will be accomplished before the end of the calendar year.

Additionally, the Company is in the process of a comprehensive review of the Y2K compliance efforts of its most critical vendors and customers. Although management believes that it is unlikely that its operations will be disrupted, contingency plans are currently being developed to address the areas in which potential disruptions could be most serious. All contingency plans will be finalized during the third quarter of fiscal 1999.

To accelerate project completion and to enhance the thoroughness of its Y2K efforts, the Company has increased its reliance on third party consultants. Dependent upon the magnitude of required remediation efforts, and without consideration of internal labor costs (which are not expected to be significant), the expenditures to achieve Y2K compliance are projected to be less than $1.0 million. As of April 30, 1999, approximately $485,000 has been spent in Y2K compliance efforts.

While every effort is being made to ensure Y2K compliance within the controllable scope of the Lodestar operations, there can be no assurance that business interruptions resulting from Y2K issues initiated from external systems can be prevented.



 EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

PART II.  - ITEM 1 LEGAL PROCEEDINGS

In 1997, Cedar Bay Generating Company Limited Partnership (Cedar Bay), one of the Company's five largest customers, brought a lawsuit in the Circuit Court for Duval County, Florida, against Florida Power & Light Company (FP&L), the utility for which Cedar Bay generates power, alleging, among other things, that FP&L was in breach of its contract with Cedar Bay for underpaying invoices from Cedar Bay by amounts which FP&L disputed were properly due under the contract. While such lawsuit has been pending, FP&L has withheld payment to Cedar Bay of the portion of the invoices disputed by FP&L and Cedar Bay has, in turn, withheld a portion of the amounts invoiced by the Company to Cedar Bay for coal used by Cedar Bay to generate power for FP&L. Were Cedar Bay not successful in its litigation with FP&L, Cedar Bay might assert that the payments it had withheld from the Company, a portion of which are recorded as current receivables by the Company, are not properly owed, and, more significantly, Cedar Bay's ability to meet its financial obligations to the Company and others might be impaired. See Note (5) re Commitments and Contingencies in the Financial Statements included herein. In order to protect its financial interest in this matter, the Company sought approval from the court to intervene in the litigation between Cedar Bay and FP&L generally in support of Cedar Bay's position. In April 1999, the court granted the Company's application. The Company is unable to determine whether Cedar Bay will be successful in the litigation and is unable to estimate any losses the company would experience were Cedar Bay to lose such litigation.

PART II.  - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

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


                             Lodestar Holdings, Inc.
                                  (Registrant)

                        By:    /s/ Michael E. Donohue
                               -------------------------------------------------
                                      MICHAEL E. DONOHUE
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                        financial and accounting officer)




                        Date:      June 14, 1999
                               -------------------------------------------------

                                 EXHIBIT INDEX



 EXHIBIT NO.                                                    DESCRIPTION



10  MATERIAL CONTRACTS

    10.1 Amendment No. 1, dated as of October 22, 1998, to Amended and Restated Loan and Security Agreement, dated
         May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and The CIT/Business Credit, Inc., as Co-Agent.

    10.2 Amendment No. 2, dated as of December 4, 1998, to Amended and Restated Loan and Security Agreement, dated
         May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and The CIT/Business Credit, Inc., as Co-Agent.


    10.3 Amendment No. 3, dated as of January 15, 1999, to Amended and Restated Loan and Security Agreement, dated
         May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and The CIT/Business Credit, Inc., as Co-Agent.

    10.4 Amendment No. 4, dated as of April 30, 1999, to Amended and Restated Loan and Security Agreement, dated
         May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and The CIT/Business Credit, Inc., as Co-Agent.

27  FINANCIAL DATA SCHEDULE

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                         Lodestar Holdings, Inc.
                                  (Registrant)

                        By:    /s/ Michael E. Donohue
                               -------------------------------------------------
                                      MICHAEL E. DONOHUE
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                        financial and accounting officer)




                        Date:      June 14, 1999
                               -------------------------------------------------