Form 10-Q
period 1999-07-31
LODESTAR HOLDINGS INC
filed 1999-09-14
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to
         ________________.

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

                               [ X ] YES  [  ] NO

Number of shares outstanding of each of the registrant's classes of common stock, as of September 14, 1999:

COMMON STOCK, $1.00 PAR VALUE                                        1000 SHARES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

TABLE OF CONTENTS                                                              1

PART I. FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         July 31, 1999 and October 31, 1998                                    2

         Consolidated Statements of Operations
         Three Months Ended July 31, 1999 and 1998                             3

         Consolidated Statements of Operations
         Nine Months Ended July 31, 1999 and 1998                              4

         Consolidated Statements of Cash Flows
         Nine Months Ended July 31, 1999 and 1998                              5

         Notes To Consolidated Financial Statements                            6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                          8

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  15

PART II. OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                           15

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            16

SIGNATURE                                                                     17

Part I. - Item 1 Financial Statements

                             Lodestar Holdings, Inc.

                                and Subsidiaries

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                               July 31, 1999  October 31, 1998
                                                               -------------  ----------------
                           Assets                             (in thousands, except share data)

Current assets:
     Cash                                                        $   2,916       $  14,949
     Accounts receivable                                            36,371          29,874
     Inventories                                                    16,895           9,550
     Prepaid expenses and other current assets                       4,931           4,092
                                                                 ---------       ---------
                    Total current assets                            61,113          58,465

Property, plant and equipment, net                                 114,876          95,498
Coal and ash disposal contracts in excess of market, net of
   accumulated amortization of $7,028 and $5,058, respectively      39,780          41,750
Other assets                                                        18,016          18,065
                                                                 ---------       ---------

                                                                 $ 233,785       $ 213,778
                                                                 =========       =========

             Liabilities and Stockholder's Deficit

Current liabilities:
     Current installments of long-term debt                      $   1,025       $    --
     Accounts payable                                               28,013          25,161
     Accrued expenses                                               23,855          32,411
                                                                 ---------       ---------
                    Total current liabilities                       52,893          57,572

Long-term obligations, excluding current installments              181,480         150,000
Other non-current liabilities                                       50,830          40,789
                                                                 ---------       ---------
                    Total liabilities                              285,203         248,361
                                                                 ---------       ---------

Stockholder's  deficit:
     Common stock, $1.00 par value.  Authorized, issued and
        outstanding 1,000 shares                                         1               1
     Additional paid-in capital                                      5,000           5,000
     Accumulated deficit                                           (55,263)        (38,428)
     Accumulated other comprehensive loss - minimum
        pension liability adjustment                                (1,156)         (1,156)
                                                                 ---------       ---------
                    Total stockholder's deficit                    (51,418)        (34,583)
                                                                 ---------       ---------
                                                                 $ 233,785       $ 213,778
                                                                 =========       =========

See accompanying notes to consolidated financial statements.

                             Lodestar Holdings, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended
                                                     July 31, 1999   July 31, 1998
                                                     -------------   -------------
                                                             (in thousands)
 Coal sales and related revenue                         $ 67,719       $ 63,419
                                                        --------       --------

 Operating costs:
      Cost of revenues                                    55,286         54,883
      Depreciation, depletion
         and amortization                                  7,740          8,168
      Selling, general and administrative                  5,230          5,283
                                                        --------       --------
                                                          68,256         68,334
                                                        --------       --------

                  Operating loss                            (537)        (4,915)

 Interest expense, net                                    (5,152)        (3,876)
                                                        --------       --------

       Loss before income taxes                           (5,689)        (8,791)
        and extraordinary items

 Income tax benefit                                         --               54
                                                        --------       --------

        Loss before extraordinary
          items                                           (5,689)        (8,737)

Extraordinary items                                         --            6,572
                                                        --------       --------

                   Net loss                             $ (5,689)      $ (2,165)
                                                        ========       ========

See accompanying notes to consolidated financial statements.

                             Lodestar Holdings, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Nine Months Ended
                                                     July 31, 1999  July 31, 1998
                                                     -------------  -------------
                                                            (in thousands)
 Coal sales and related revenue                        $ 172,463      $ 199,657
                                                       ---------      ---------

 Operating costs:
      Cost of revenues                                   142,661        169,527
      Depreciation, depletion
         and amortization                                 21,892         19,997
      Selling, general and administrative                 10,092         10,158
                                                       ---------      ---------
                                                         174,645        199,682
                                                       ---------      ---------

                  Operating loss                          (2,182)           (25)

 Interest expense, net                                   (14,653)        (8,633)
                                                       ---------      ---------

      Loss before income taxes and
       extraordinary items                               (16,835)        (8,658)

 Income tax provision                                       --             --
                                                       ---------      ---------

        Loss before extraordinary
         items                                           (16,835)        (8,658)

Extraordinary items                                         --            6,572
                                                       ---------      ---------

                  Net loss                             $ (16,835)     $  (2,086)
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                             Lodestar Holdings, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                              July 31, 1999  July 31, 1998
                                                              -------------  -------------
                                                                     (in thousands)
 Cash flows from operating activities:
       Net loss                                                 $ (16,835)     $  (2,086)
       Adjustments to reconcile net loss to net cash
         used in operating activities
            Depreciation, depletion and amortization               21,892         19,997
            Loss (gain) on sale/disposal of property plant
            and equipment                                              37             (2)
            Amortization of deferred financing fees                   833            539
            Imputed interest                                          469          1,164
            Financing fees written off                               --            1,388
         Changes in operating assets and liabilities:
            Accounts receivable                                    (6,497)         4,890
             Inventories                                           (6,996)          (829)
            Prepaid expenses and other current assets                (948)        (3,372)
             Other assets                                          (1,113)         1,979
            Accounts payable                                        2,852        (13,524)
            Accrued expenses                                       (9,418)        (5,426)
            Other non-current liabilities                            (350)       (14,855)
                                                                ---------      ---------
            Net cash used in operating activities                 (16,074)       (10,137)
                                                                ---------      ---------

  Cash flows from investing activities:
            Cost of acquisitions, net of liabilities incurred     (10,384)          --
            Capital expenditures                                  (10,686)       (31,313)
            Proceeds from sales of property, plant and
               equipment                                               98            282
                                                                ---------      ---------
            Net cash used in investing activities                 (20,972)       (31,031)
                                                                ---------      ---------

 Cash flows from financing activities:
            Proceeds from long-term debt                           25,258        150,000
            Principal payments on long-term obligations              (245)       (58,557)
            Payments on related party borrowings                     --           (5,000)
            Financing fees paid                                      --           (6,300)
            Dividends paid                                           --          (27,818)
                                                                ---------      ---------
            Net cash provided by financing activities              25,013         52,325
                                                                ---------      ---------
       Net increase (decrease) in cash                            (12,033)        11,157
       Cash at beginning of period                                 14,949          3,056
                                                                ---------      ---------
       Cash at end of period                                    $   2,916      $  14,213
                                                                =========      =========

Supplemental cash flow disclosures:
      Interest paid                                             $  17,679      $   3,589
                                                                =========      =========
      Property, plant and equipment and inventory
        acquired through debt incurred and liabilities
        assumed                                                 $  18,275      $    --
                                                                =========      =========

See accompanying notes to consolidated financial statements.

                             Lodestar Holdings, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                    Nine Months ended July 31, 1999 and 1998
                           (Unaudited - in thousands)

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the accounting records of Lodestar Holdings, Inc. and its subsidiaries (the Company), without audit. Lodestar Holdings, Inc. is a wholly owned subsidiary of The Renco Group, Inc. (Renco). The consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations presented for the three and nine month periods ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

     Inventories consist of the following at July 31,1999 and October 31,1998:

                                          July 31,                 October 31,
                                            1999                      1998
                                      ----------------          ----------------
 Coal                                   $      13,924             $       6,067
 Materials and supplies                         2,971                     3,483
                                      ----------------          ----------------
                                        $      16,895             $       9,550
                                      ================          ================

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

(4) Acquisition of Assets of White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company.

     On July 16, 1999, Lodestar acquired mining rights, leases of real property, and equipment from White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company (Sellers), mining companies in Utah and Colorado. The consideration to the Sellers was $5,000 in cash paid at the closing and the assumption of $7,029 in reclamation and other liabilities.

                             Lodestar Holdings, Inc.
                                and Subsidiaries

(5)  Subchapter S Corporation Election

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

(6)  Contingencies

     On August 12, 1999, a Florida state court ruled in favor of a significant customer (the Customer) of the Company in its litigation against the utility for which the Customer generates power (the Utility). The Customer was awarded $18.1 million representing underpayment by the Utility pursuant to the contract in place. It is expected that the Utility will appeal this judgment. The Customer's ability to meet its financial obligations, including those under its contract with the Company may be adversely affected to the extent the Customer is not successful in collecting this judgment. As of July 31, 1999, the Company has receivables from the Customer totaling $11,990 ($6,439 of which is classified as current and $5,551 of which is classified as long-term). The Company also has contracts with the Customer to sell coal and dispose of coal ash. These contracts were part of the intangible asset recorded in connection with the March 14, 1997, purchase of the capital stock of Costain Coal Inc. and its subsidiaries (subsequently renamed Lodestar Energy, Inc.) by the Company. As of July 31, 1999, the net amount capitalized for these contracts with the Customer is $15,225. The management of the Company does not expect the resolution of this legal proceeding to have a material adverse impact on the results of operations or the financial condition of the Company.

Part I. - Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Lodestar Holdings, Inc. (the Company) was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the Acquisition). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal Inc. was renamed Lodestar Energy, Inc. (Lodestar). On May 15, 1998, the Company sold and issued (the Notes Offering) $150.0 million of 11.5% Senior Notes due 2005 (the Notes).

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

On July 16, 1999, Lodestar acquired certain assets of White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company (Sellers), including the White Oak and Horizon Mines in Utah and certain undeveloped reserves in Colorado. All of the aforementioned mines had been idled by Sellers. The acquisition of the Utah and Colorado properties provides the Company access to coal reserves which are lower in sulfur content than its Kentucky reserves, and which will allow market expansion. The Company began production at the White Oak Mine in mid-August.

As of July 31, 1999, Lodestar controlled the mineral rights through lease or ownership at fifteen active mines. Two of the active mines are in Western Kentucky (both underground) and thirteen in Eastern Kentucky (8 underground and 5 surface). All operations temporarily idled by Lodestar during the second quarter of fiscal year 1999, have been reactivated.

During Lodestar's third quarter of fiscal year 1999, Lodestar idled the Smith underground mining operation, which generated 720,000 sold tons in fiscal year 1998 and 189,000 sold tons year-to-date in fiscal year 1999. Equipment previously employed at the Smith underground operation has been relocated to the newly acquired Utah properties or to the Eastern Kentucky underground operations. The Smith underground mine was the primary source of tonnage sold on a long-term contract with West Kentucky Energy, an electrical utility in Western Kentucky formerly known as Big Rivers. This contract was surrendered by Lodestar as one component of successful negotiations between Lodestar and Webster County Coal Corporation (WCCC), which resolved various disputes relating to Lodestar's past mining at the Smith surface mine. Another component of this settlement was a long-term coal waste disposal agreement between Lodestar and WCCC. The efficient utilization of the waste material from WCCC reduces Lodestar's Western Kentucky reclamation liability.

Results of Operations

Three months ended July 31, 1999 compared with three months ended July 31, 1998.

The following table summarizes the tons shipped by region and other operating data for the Company for the periods presented.

                                               Three Months Ended
                                         July 31, 1999   July 31, 1998
                                         -------------   -------------
                                             ( tons in thousands )
Region:
Brokered                                        113               -
Eastern Kentucky                              1,019           1,167
Western Kentucky                              1,510           1,331
                                            -------         -------
                                 Total        2,642           2,498
                                            =======         =======

Other Operating Data:
Coal sales and related revenue per
   ton shipped                              $ 25.63         $ 25.39
Cost of coal sales and related
   revenues per ton shipped                 $ 20.93         $ 21.98

Coal sales revenue per ton shipped          $ 25.10         $ 23.46
Cost of coal sales revenues per
   ton shipped                              $ 20.77         $ 20.35

Coal sales and related revenue for the three months ended July 31, 1999 (the 1999 Quarter) were $67.7 million, an increase of $4.3 million, or 6.8%, compared to the three months ended July 31, 1998 (the 1998 Quarter). The 1998 Quarter included $3.2 million of revenue related to contract mining operations that were completed in the first quarter of fiscal year 1999, representing a decreasing component of the total net $4.3 million increase. Coal sales revenue increased by $7.7 million, which partially was the result of a 5.8% increase in the volume of tons shipped, as well as an increase in realization of $1.64 per sold ton, or 7.0%. The sold tonnage volume increase is the result of an aggressive marketing effort implemented in the 1999 Quarter to relieve inventory build ups resulting from mild winter weather during the 1998-1999 season.

The $1.64 increase in realization per sold ton during the 1999 Quarter is primarily the result of higher prices on the Western Kentucky shipments due to overall higher coal quality, subsequent to the elimination of the production from the Smith underground and surface mines, and to a lesser extent, to the higher quality of coal production from the Eastern Kentucky mines.

Cost of revenues for the 1999 Quarter was $55.3 million, an increase of $.4 million, or .1%, compared to the 1998 Quarter. The 1998 Quarter included $3.6 million of costs related to contract mining operations that were completed in the first quarter of fiscal year 1999. Adjusted for such benefit, cost of revenues increased $4.0 million primarily as a result of the 144,000 additional tons shipped during the 1999 Quarter and the $.42 increase in the cost of coal sales revenue per ton shipped as compared to the 1998 Quarter. Cost of revenues at the Western Kentucky operations were relatively unchanged overall from the 1998 Quarter to the 1999 Quarter with favorable productivity and operating factors offsetting lower salable yield recoveries. The cost of revenues at the Eastern Kentucky operations increased due to higher mining ratios (cubic yards of overburden removed to salable tons of coal produced) encountered at certain surface operations and lower salable yield recoveries at certain underground operations.

Depreciation, depletion, and amortization for the 1999 Quarter decreased from the 1998 Quarter by $.4 million. This decrease is primarily the result of the timing of capital expenditures during the 1999 fiscal year period as compared to the 1998 fiscal year period.

Selling, general and administrative expenses during the 1999 Quarter were $5.2 million compared to $5.3 million in the 1998 Quarter. The 1999 Quarter selling, general, and administrative expenses included a nonrecurring charge of $3.0 million, which represents costs charged to operations in conjunction with due diligence on a potential acquisition which is not expected to provide a future benefit to the Company. The selling, general, and administrative expenses for the 1998 Quarter include a nonrecurring payment of $2.8 million to certain employees in connection with the Notes Offering. Notwithstanding these nonrecurring charges, selling, general and administrative expenses for the 1999 Quarter have decreased by $.3 million compared to the 1998 Quarter with favorable variances in other administrative expenses offsetting costs associated with Year 2000 compliance efforts.

Operating loss decreased from $4.9 million during the 1998 Quarter to $.5 million during the 1999 Quarter, primarily as a result of the improved sales pricing during the 1999 Quarter.

Interest expense, net was $5.2 million for the 1999 Quarter, an increase of $1.3 million over the 1998 Quarter, which reflects the impact of increased debt.

Income taxes for the 1999 Quarter were $0 as compared to a $54,000 tax benefit recorded during the 1998 Quarter. Due to the Company's change in tax status (See
Note 5 of Notes to Consolidated Financial Statements), the Company is no longer subject to income taxes, and accordingly, no provision or credit for income taxes has been recorded during the 1999 Quarter.

Extraordinary items for the 1999 Quarter were $0 as compared to $6.6 million of income recorded during the 1998 Quarter. The 1998 Quarter extraordinary income was attributable to the buyout of certain deferred payment obligations with the proceeds of the Notes Offering.

Net loss increased from $2.2 million during the 1998 Quarter to $5.7 million during the 1999 Quarter as a result of the factors described above.

Nine months ended July 31, 1999 compared with nine months ended July 31, 1998.

The following table summarizes the tons shipped by region and other operating data for the Company for the periods presented.

                                                    Nine Months Ended
                                             July 31, 1999     July 31, 1998
                                             -------------     -------------
                                                   ( tons in thousands )
Region:
Brokered                                            230                 -
Eastern Kentucky                                  2,838             3,146
Western Kentucky                                  3,717             4,562
West Virginia                                         -               200
                                                -------           -------
                             Total                6,785             7,908
                                                =======           =======

Other Operating Data:
Coal sales and related revenue per
   ton shipped                                  $ 25.42           $ 25.25
Cost of coal sales and related
   revenues per ton shipped                     $ 21.03           $ 21.44

Coal sales revenue per ton shipped              $ 24.18           $ 23.23
Cost of coal sales revenues per
   ton shipped                                  $ 20.45           $ 19.75

Coal sales and related revenue for the nine months ended July 31, 1999 (the 1999 Period) were $172.5 million, a decrease of $27.2 million, or 13.6%, compared to the nine months ended July 31, 1998 (the 1998 Period). The related revenue component was $8.4 million in the 1999 Period and $16.0 million in the 1998 Period, representing $7.6 million of the total $27.2 million decrease. Of this decrease, $6.9 million is primarily attributable to the completion of the contract mining operation in Eastern Kentucky.

Coal sales revenue decreased by $19.6 million, which primarily was the result of a 14.2% decrease in the volume of tons shipped. Coal sales revenue per ton shipped was $24.18 in the 1999 Period compared to $23.23 in the 1998 Period, increasing as a result of a higher ratio of contract shipments to spot market orders, improved overall coal quality, as well as a greater ratio of higher priced Eastern Kentucky coal sales to Western Kentucky coal sales. The 1.1 million ton decline in coal shipped for the 1999 Period versus the 1998 Period is the result of Lodestar's decision to reduce spot shipments during a weak coal market, the temporarily reduced production levels at certain mine sites in both the Western and Eastern Kentucky operations during the second quarter of 1999, the closure of mines during fiscal year 1998, and the deferral of certain contracted customer shipments.

Cost of revenues for the 1999 Period was $142.7 million, a decrease of $26.9 million, or 15.9%, compared to the 1998 Period. The $26.9 million reduction in cost of revenues is primarily the result of fewer sold tons during the 1999 Period. Additionally, a $9.3 million reduction in cost of revenues due to the completion of the contract mining operation in Eastern Kentucky benefited the 1999 Period. Cost of coal sales revenue increased $.70 per ton shipped primarily due to lower salable yield from the Western Kentucky Baker underground mine and higher surface mining ratios at certain Eastern Kentucky surface mines, net of the benefit of a $5.6 million reduction in equipment lease expense associated with the buyout of those obligations with the proceeds of the Notes.

Depreciation, depletion, and amortization for the 1999 Period increased from the 1998 Period by $1.9 million. The primary reason for this increase was depreciation as a result of capital equipment additions during the interim twelve months including $27.5 million, which was capitalized in conjunction with the buyout of leases with the proceeds of the Notes.

Selling, general and administrative expenses during the 1999 Period were $10.1 million compared to $10.2 million in the 1998 Period. The 1999 Period selling, general, and administrative expenses included a nonrecurring charge of $3.0 million, which represents costs charged to operations in conjunction with due diligence on a potential acquisition which is not expected to provide a future benefit to the Company. The selling, general, and administrative expenses for the 1998 Period include a nonrecurring payment of $2.8 million to certain employees in connection with the Notes Offering. Notwithstanding, these nonrecurring charges, selling, general and administrative expenses for the 1999 Period have decreased by $.3 million compared to the 1998 Period with favorable variances in other administrative expenses offsetting costs associated with Year 2000 compliance efforts.

Operating loss increased from $25,000 during the 1998 Period to $2.2 million during the 1999 Period primarily as a result of the impact of reduced shipments during the 1999 Period.

Interest expense, net was $14.7 million for the 1999 Period, an increase of $6.0 million over the 1998 Period, which reflects the impact of interest on the Notes.

Income taxes for the 1999 Period are $0. Due to the Company's change in tax status (See Note 5 of Notes to Consolidated Financial Statements), the Company is no longer subject to income taxes, and accordingly, no provision or credit for income taxes has been recorded during the 1999 Period.

Extraordinary items for the 1999 Period were $0 as compared to $6.6 million of income recorded during the 1998 Period. The 1998 Period extraordinary income was attributable to the buyout of certain deferred payment obligations with the proceeds of the Notes Offering.

Net loss increased from $2.1 million during the 1998 Period to a loss of $16.8 million during the 1999 Period as a result of the factors described above.

Liquidity and Capital Resources

The Company's liquidity requirements arise from working capital requirements, capital investments, interest payment obligations and costs of implementing its business strategy to grow through strategic acquisitions. The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120 million senior credit facility (the Senior Credit Facility) that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. As of July 31, 1999, the Senior Credit Facility debt was $25.3 million, and $21.2 million of letters of credit were outstanding. Based upon eligible collateral as of July 31, 1999, the net unused borrowing and letter of credit availability thereunder was $8.8 million and $3.5 million, respectively.

Cash used in the Company's operating activities for the 1999 Period was $16.1 million, compared to $10.1 million used in the 1998 Period operating activities. The $16.1 million of cash used in operating activities during the 1999 Period reflects the negative impact on cash resulting from reduced sales volume and the build up of receivables and inventory experienced during the nine months ended July 31, 1999. The $10.1 million of cash used in the operating activities during the 1998 Period reflects the activity resulting from the pay down of liabilities subsequent to the Notes Offering.

For the nine months ended July 31, 1999, capital expenditures and the cost of acquisitions funded with cash were $21.1 million, including $5.0 million and $5.4 million cash payments made in conjunction with the Utah and Tug River acquisitions, respectively. As of July 31, 1999, the Company had capital expenditure commitments of approximately $9.1 million of which $2.8 are expected to be paid prior to October 31, 1999.

The Company's liquidity has decreased substantially during the three month period ending July 31, 1999. Outstanding borrowings under the Senior Credit Facility have increased from $3.8 million to $25.3 million. The primary factors that negatively impacted cash flow during the 1999 Quarter were: (i.) increased receivables of $13.1 million due to higher sales volume, (ii.) $10.3 million in capital expenditures, including the $5.0 million spent on the Utah and Colorado properties, and (iii.) the $8.6 million semi-annual interest payment on the Notes.

Management believes that borrowings and liquidity will stabilize during the fourth quarter of fiscal 1999 as capital expenditures return to more normal levels, and the Company's borrowing base increases in conjunction with the Utah acquisition, As of August 31, 1999, the Company's availability under its borrowing and letter of credit facilities were $12.0 million and $8.4 million, respectively. Accordingly, management believes that cash flow from operations and availability under the Senior Credit Facility, will be sufficient to provide for its working capital requirements, capital investments, and interest payment obligations for the foreseeable future.

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

Year 2000

The Company established an internal committee in 1998 responsible for monitoring year 2000 (Y2K) compliance. During the 1999 Period, the committee, in conjunction with an independent consulting firm, has been diligently administering a detailed work schedule designed to minimize the Company's risk to business interruptions related to Y2K issues.

The Company's information systems (IS) have been evaluated, and Y2K remediation work to be performed in that area is minimal and is projected to be completed before the end of the calendar year. The primary non-IS risk areas are the embedded systems affecting mining equipment, preparation plant systems, scale system interfaces, laboratory equipment, and other facility-specific equipment. Testing and evaluation of all critical areas have been completed. Remediation efforts, which are not expected to be of a material nature, began in the second quarter of 1999 on selected noncompliance items. Projections at this time indicate that all remediation work that is required will be accomplished before the end of the calendar year.

Additionally, the Company has completed a comprehensive review of the Y2K compliance efforts of its most critical vendors and customers. Although management believes that it is unlikely that its operations will be disrupted, contingency plans are currently being developed to address the areas in which potential disruptions could be most serious. Contingency planning will be completed during the fourth quarter of calendar year 1999 and monitoring of the compliance status of critical third party vendors and customers will continue through the rollover of the millennium.

Without consideration of internal labor costs (which are not expected to be significant), the expenditures to achieve Y2K compliance are projected to be less than $1.0 million of which, approximately $740,000 has been incurred through the 1999 Period.

While every effort is being made to ensure Y2K compliance within the controllable scope of the Lodestar operations, there can be no assurance that business interruptions resulting from Y2K issues initiated from external systems can be prevented.

Effect of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to stockholders. This Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective for the Company in its 1999 fiscal year. The implementation of this Statement does not have a material effect on its consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This Statement is effective for the Company in its 1999 fiscal year. The Company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.

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

Part I. - Item 3

No quantitative or qualitative disclosures about market risks have been included as in management's opinion, it would not be material to investors.

Part II. - Item 1 Legal Proceedings

(a) In 1997, Cedar Bay Generating Company Limited Partnership (Cedar Bay), one of Lodestar's five largest customers, brought a lawsuit in the Circuit Court for Duval County, Florida, against Florida Power & Light Company (FP&L), the utility for which Cedar Bay generates power. Cedar Bay alleged, among other things, that FP&L was in breach of its contract with Cedar Bay for underpaying invoices from Cedar Bay by amounts which FP&L disputes were properly due under the contract. While the lawsuit has been pending, FP&L has withheld payment to Cedar Bay of the portion of the invoices disputed by FP&L and Cedar Bay has, in turn, withheld a portion of the amounts invoiced by Lodestar to Cedar Bay for coal used by Cedar Bay to generate power for FP&L. In order to protect its financial interest in this matter, Lodestar sought approval from the court to intervene in the litigation between Cedar Bay and FP&L generally in support of Cedar Bay's position. In April 1999, the court granted Lodestar's application. On August 12, 1999, following a three-week trial, judgment in excess of $18.1 million was entered on the jury's verdict in favor of Cedar Bay. Slightly in excess of $5.1 million of the judgment relates to the portion of Cedar Bay's claim in which Lodestar has a financial interest. Lodestar now expects to recover from Cedar Bay this $5.1 million, plus an additional amount, estimated to be approximately $900,000, due to Cedar Bay's similar underpayment on coal burned to produce power for customers other than FP&L. Cedar Bay has consistently represented to Lodestar that its current financial condition prohibits it from paying Lodestar until it actually receives payment from FP&L. Management believes it is unlikely that Lodestar will receive the amount due from Cedar Bay until all appeals of the judgment by FP&L are exhausted, or until further actions are taken by Lodestar against either Cedar Bay or FP&L, or both. The management of the Company does not expect the resolution of this legal proceeding to have a material adverse impact on the results of operations or the financial condition of the Company.

(b) See Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein for information as to the settlement of litigation between the Company and Webster County Coal Corporation described under "Business - Legal Proceedings" in the Company's prospectus dated November 12, 1998.

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

                                 Lodestar Holdings, Inc.
                                      (Registrant)


                                 By: /s/ Michael E. Donohue
                                     ------------------------------------------
                                     Michael E. Donohue
                                     Vice President and Chief Financial Officer
                                     (duly authorized officer and principal
                                     financial and accounting officer)

                                 Date: September 14, 1999

                                  EXHIBIT INDEX

Exhibit No.                               Description
--------------------------------------------------------------------------------

10       Material Contracts

         10.1 Amendment No. 5, dated July 16, 1999, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and The CIT/Business Credit, Inc., as Co-Agent.

27       Financial Data Schedule