Form 10-K405
period 1999-10-31
LODESTAR HOLDINGS INC
filed 2000-01-31
CIK 1065493

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                to              .
                                        ---------------  ---------------


                        COMMISSION FILE NUMBER 333-59037

                             LODESTAR HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3903875
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


30 ROCKEFELLER PLAZA, SUITE 4225
       NEW YORK, NEW YORK             10112            (606) 255-4006
 (Address of principal executive    (Zip Code)    (Registrant's telephone
           offices)                              number, including area code)

(Securities registered pursuant to Section 12(b) or 12(g) of the Act):  None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     [   ]  YES         [ X ]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at January 31, 2000 was $-0-.

Number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2000.

COMMON STOCK, $1.00 PAR VALUE                                  1000 SHARES


DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------

TABLE OF CONTENTS                                                                             1

PART I.

         ITEM 1 -     BUSINESS                                                                2

         ITEM 2 -     PROPERTIES                                                              7

         ITEM 3 -     LEGAL PROCEEDINGS                                                      10

         ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    11


PART II.

         ITEM 5 -     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS                                                    12

         ITEM 6 -     SELECTED FINANCIAL DATA                                                13

         ITEM 7 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS                                              15

         ITEM 7A -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             23

         ITEM 8 -     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            24

         ITEM 9 -     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE                                               48

PART III.

         ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                     49

         ITEM 11 -    EXECUTIVE COMPENSATION                                                 50

         ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                                             53

         ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         54


PART IV.

         ITEM 14 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
                      FORM 8-K                                                               55

SIGNATURES                                                                                   58

                                                          1

PART 1. - ITEM 1 BUSINESS

OVERVIEW

Lodestar Holdings, Inc. and its subsidiaries (the "Company") is a holding company whose wholly-owned direct and indirect subsidiaries are Lodestar Energy, Inc. ("Lodestar"), Eastern Resources, Inc. and Industrial Fuels Minerals Company each of which is a guarantor of the Company's 11.5% Senior Notes due 2005 (the "Notes"). The Company has no operations or assets separate from its investment in its subsidiaries. Accordingly, inclusion of separate financial information of the subsidiaries is not considered necessary, because in management's opinion, it would not be material to investors. The Renco Group, Inc. ("Renco") owns 100% of the outstanding stock of the Company.

The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. During the year ended October 31, 1999, in excess of 95% of Lodestar's total revenue was derived from coal sales. Lodestar also owns and operates an ash disposal facility and processes a low volume of third-party coal through its preparation plants and loadout facilities. These ancillary services accounted for less than 5% of total revenue. After application of the quantitative thresholds for aggregation of reportable business segments, which in Lodestar's situation was determined based primarily upon the nature of the products and services provided, the financial reporting throughout this document has been made on a fully aggregated basis as is appropriate for a company operating in a single, dominant industry segment.

In excess of 80% of the coal produced at Lodestar's mines is mined by Lodestar employees, and the balance is mined by independent contractors. Lodestar believes that the selective use of independent contractors lowers its costs and increases its operating flexibility to vary production in response to market conditions.

SHIPMENTS

For the twelve months ended October 31, 1999, the Company had coal shipments of 9.5 million tons, which was the primary source of coal sales and related revenue of $240.1 million. Lodestar's Western Kentucky coal product, which represented 52.3% of sold tons for the year ended October 31, 1999, is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product (42.9% of sold tons), as compared to its Western Kentucky coal product, is generally higher in energy content (as measured in British thermal units (Btu's)) and lower in sulfur content and is marketed in the Eastern, South Central, and Great Lakes regions of the United States. Lodestar's Mountain coal production, mined from reserves located in Utah and Colorado (0.9% of sold tons), is super-compliance coal (sulfur content of 0.5% or less) and is marketed to regional utilities, as well as in the Midwest and Midsouth utility markets. Lodestar purchases coal for blending and for resale, which accounted for 3.9% of tons sold.

During the year ended October 31, 1999, approximately 63% of Lodestar's production originated from underground mines, and the remainder from surface mines. The following table presents the volume of tonnage shipped by region for each of the three years ended October 31, 1999.



                                                  FISCAL YEAR ENDED
                                                      OCTOBER 31,
REGION:                                   1997           1998          1999
------------------------------------   ------------  -------------  ------------
                                                  (TONS IN THOUSANDS)
Eastern Kentucky                           4,055          4,122         4,054

Western Kentucky                           5,522          5,972         4,952

West Virginia (1)                            687            200             -

Utah (2)                                       -              -            89

Brokered                                      46            116           365
                                       ------------  -------------  ------------
   TOTAL                                  10,310         10,410         9,460
                                       ============  =============  ============

----------
(1)      Discontinued in fiscal 1998

(2)      Acquired in fiscal 1999

MARKETS AND LONG-TERM CONTRACTS

Lodestar's marketing strategy focuses on selected niche coal markets in the Eastern, South Central, Midwest, Midsouth, and Great Lakes regions of the United States, targeting customers whose needs are compatible with the particular qualities of coal which Lodestar produces. Lodestar's customers include electricity generation facilities that can economically use mid to high sulfur coal by employing sulfur-reduction techniques and coal blending, as well as utilization of emissions allowance credits. Lodestar also supplies low sulfur coal to customers that require such coal to meet environmental discharge requirements.

Lodestar offers its customers flexibility in order quantities and transportation methods, including barge, rail, or truck. In addition, Lodestar processes the majority of its coal through its washing and blending facilities to meet customers' quality specifications, such as Btu, ash, and sulfur content. Lodestar believes that its niche marketing strategy, together with its operating flexibility, permits it to meet customer demand for quality products and services at competitive prices, resulting in long-term contracts with its customers. During the year ended October 31, 1999, 77% of Lodestar's sales were under long-term contracts.

As of October 31, 1999, Lodestar's long-term contracts (remaining terms exceeding one year) had a weighted-average remaining term of approximately
7.6 years, and included long-term contracts with the Tennessee Valley Authority (the "TVA") and certain affiliates of Pacific Gas & Electric ("PG&E"). Lodestar believes that the facilities to which it supplies coal generally are well positioned to compete in a deregulated environment for electricity generation.

For the twelve months ended October 31, 1999, electrical power utilities and independent power producers ("IPPs") accounted for approximately 76% of Lodestar's coal sales. The balance was attributable to industrial customers and brokers. Lodestar has no direct overseas customers, but participates in the export market through sales to coal brokers.

The coal business is somewhat seasonal due to varying weather conditions that affect the demand for electricity, as well as the ability to transport coal. Generally, Lodestar produces and sells more coal during the summer and fall months because of more favorable weather conditions and the ability to ship to its customers on the Great Lakes, which may not be possible during the winter and early spring months. These trends, however, are subject to fluctuation depending on weather and market conditions. With mild winter weather conditions continuing in most parts of the country, along with the additional stockpiling that occurred in anticipation of the year 2000, Lodestar expects that short-term market demand will be weak. Conversely, the recent increase in fuel oil prices is expected to have a favorable impact on Lodestar's coal sales volume under certain of its contracts where its customers' plants compete against plants with higher-cost energy sources.

The following table sets forth information regarding Lodestar's long-term supply contracts as of October 31, 1999:


                                                                         APPROXIMATE                 ANNUAL
                                            EXPIRATION DATE            CONTRACT TERM (1)        CONTRACT TONNAGE
               CUSTOMER                     OF CURRENT CONTRACT       (NUMBER OF YEARS)          (IN THOUSANDS)
---------------------------------------  -----------------------     --------------------     --------------------
Potomac Electric Power Company                         May 2002               3                        300
City of Lansing (2)                               December 2000               4                         85
TVA:
   Colbert/Cumberland (3)                             June 2003               6                      2,000
   Johnsonville (3)                                   June 2003               6                      1,000
   Allen                                          February 2005               10                       500
Tondu Energy Systems, Inc. (2)                    December 2004               15                       150
Pacific Gas & Electric:
   Cedar Bay (2)(4)                                 August 2013               20                     1,000
   Indiantown (2)                                 December 2025               30                       700
Nevada Power                                      December 2003               4                        200
Illinois Power                                    December 2001               2                        600


--------------
(1) Reflects original stated term of contract including any options to extend and does not assume early termination due to any price reopeners, which may exist.

(2)      Reflects shipments under total requirements contracts.

(3) Provides for up to a 20% increase or decrease in coal supplied at the customer's discretion. Lodestar is in the process of renegotiating price reopener provisions, which will go into effect on July 1, 2000 and be in effect for the remaining three years of the contract. It is management's best estimate that the pricing under these contracts will decrease between $1.00/ton and $1.25/ton effective July 1, 2000.

(4) This contract accounted for approximately 12% of Lodestar's coal sales and related revenue for the twelve months ended October 31, 1999. Cedar Bay currently is involved in litigation with its principal customer as more fully described in "Legal Proceedings."

Lodestar's long-term contracts with the TVA and PG&E accounted for approximately 28% and 18%, respectively, of Lodestar's coal sales and related revenue for the twelve months ended October 31, 1999, and are expected to represent approximately 30% and 17%, respectively, of coal sales and related revenue in fiscal 2000. Shipments under a contract with Alabama Power Company, which expired in January 2000, accounted for 15% of coal sales and related revenue during the fiscal year ended October 31, 1999.

TRANSPORTATION AND ANCILLARY SERVICES

Customers typically incur the transportation costs from the loadout point (E.G. where the coal is loaded onto rail, truck or barge) to the place of use (E.G. a customers' power plant). Consequently, the availability and cost of transportation constitute important factors for the marketability of coal. Transportation costs are dependent primarily on the proximity of the customer to the coal source. For the twelve months ended October 31, 1999, approximately 62% of Lodestar's tonnage was shipped by rail, 31% by inland waterway barges, and 7% by truck.

For the twelve months ended October 31, 1999, 56% of Lodestar's Western Kentucky coal shipments traveled by truck to Lodestar's Caseyville Dock on the Ohio River to be loaded onto barges. Substantially all of the balance was shipped by rail. For the twelve months ended October 31, 1999, 66% of Lodestar's Eastern Kentucky coal shipments traveled by CSX Transportation, Inc. ("CSX") rail and 16% by Norfolk Southern Corporation ("NS") rail. The remaining 18% of coal shipments from Eastern Kentucky traveled by truck directly to the customer or by truck to river docks. Of the coal shipped from Utah, 94% was shipped by rail via Union Pacific Railroad ("UP") and the remaining 6% by truck.

Lodestar operates an ash disposal facility adjacent to its Transcontinental Loadout in Eastern Kentucky, which has approximately twenty years of capacity at current disposal rates. This facility has the capability of accepting ash from both open-top hopper railcars and pneumatic railcars. Presently, the ash disposed of at this facility is received by Lodestar pursuant to its coal supply agreements with Indiantown Cogeneration, L.P. ("Indiantown") and Cedar Bay Generating, L.P. ("Cedar Bay"), both affiliates of PG&E. Lodestar is paid a fee for disposal of the ash at this facility. For the twelve months ended October 31, 1999, Lodestar disposed of approximately 184,000 tons of ash for which it was paid approximately $3.9 million.

INDUSTRY FACTORS

The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. Lodestar competes with other large producers and many small producers in the United States and abroad. Many of Lodestar's customers are also customers of Lodestar's competitors. The markets in which Lodestar sells its coal are highly competitive and affected by factors beyond Lodestar's control. Continued demand for Lodestar's coal and the prices that Lodestar will be able to obtain will depend primarily on coal consumption patterns of the domestic electric utility industry, which in turn are affected by the demand for electricity, coal transportation costs, environmental and other governmental regulations and orders, technological developments and the availability and price of competing coal and alternative fuel supply sources, such as oil, natural gas, nuclear energy and hydroelectric energy.

On October 20, 1999, a decision was rendered in an action styled BRAGG V. ROBERTSON, a citizens' suit, pending in the United States District Court for the Southern District of West Virginia, that addressed an issue concerning mountaintop removal mining and associated valley fills in West Virginia. In this decision, the Court permanently enjoined the director of the West Virginia mining regulatory authority from issuing surface mining permits that would authorize placement of excess spoil in intermittent and perennial streams for the primary purpose of waste disposal. Enforcement of the decision has been stayed pending the outcome of the appeal of the decision being pursued by the permitting agency. The laws in Kentucky relating to surface mining permits, like those in West Virginia at issue in this case, are based on and similar to the Federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA"). Thus, if the BRAGG decision stands, it is likely that enforcement of the decision would eventually affect Lodestar's ability to obtain new permits for mountaintop removal mining in the form presently utilized at certain of Lodestar's operations in Eastern Kentucky, thereby hindering Lodestar's ability to develop certain reserves.

Lodestar's ability to acquire additional coal reserves that are recoverable depends upon successful exploration and development activities. For the twelve months ended October 31, 1999, Lodestar capitalized in accordance with generally accepted accounting principles $3.8 million associated with its development efforts, which among other costs include permitting, site preparation and equipment moving costs.

REGULATORY AND ENVIRONMENTAL MATTERS

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air and water pollution, the reclamation and restoration of mining properties after mining is completed, the discharge of hazardous materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.

The mining operations of Lodestar are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. All other operations of Lodestar are subject to inspection and regulation by the Occupational Safety and Health Administration of the Department of Labor ("OSHA") under the provisions of the Occupational Safety and Health Act of 1970.

The U.S. Department of Labor is considering revised regulations that would alter the claims process for coal miners and could make claims for black lung benefits easier to file and establish, which could result in a higher incidence of black lung claims against Lodestar. Although the ultimate impact of these proposed regulations can not be determined at this time, regulations which cause even a slight increase in the approval of black lung claims could have a material adverse effect on the Company's financial position.

SMCRA establishes mining and reclamation standards for all aspects of surface mining, as well as many aspects of deep mining. SMCRA also requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. As part of its reclamation activities in the ordinary course of its business, Lodestar had approximately $53.0 million of performance bonds outstanding as of October 31, 1999. Lodestar's obligations under these performance bonds, other performance bonds, including those related to workers' compensation, and certain other obligations are supported by $25.2 million in outstanding letters of credit as of October 31, 1999.

The Clean Air Act and corresponding state laws which regulate the emissions of pollutants into the air affect coal mining operations both directly and indirectly. Coal mining and processing operations may be directly affected by Clean Air Act permitting requirements and/or emissions control requirements restricting Lodestar's ability to develop new mines or requiring Lodestar to modify its existing operations. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions from coal-fueled electric power generation plants. Reductions in emissions from power generation plants are occurring in two phases: Phase I began in 1995 (applicable to certain identified facilities) and Phase II began in 2000 (applicable to all facilities, including those subject to the 1995 restrictions). The effect of the Clean Air Act on Lodestar's operations is uncertain at this time. We believe that compliance with the sulfur emission limits for power generation plants will likely exert a downward pressure on the price of high sulfur coal.

Lodestar endeavors to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry. Notwithstanding compliance efforts, Lodestar does not believe such violations can be completely eliminated. None of the violations to date or the monetary penalties assessed upon Lodestar have been material.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. However, Lodestar believes the cost of compliance with regulatory standards will not substantially affect its ability to compete with similarly situated coal companies.

EMPLOYEES

As of October 31, 1999, Lodestar had 994 employees. Lodestar has entered into a collective bargaining agreement with the United Mine Workers of America, ("UMWA"), which represents 420 employees at Lodestar's Western Kentucky operations. Renegotiation of the UMWA contract, which expires May 13, 2000, is currently in progress. The remaining 574 employees are not represented by a union.

PART L. - ITEM 2 PROPERTIES

The following table summarizes Lodestar's coal reserves as of April 30, 1999
(1):


                                                             DEMONSTRATED RESERVES (4)
                                                          -------------------------------                     PERCENTAGE
                                                          (RECOVERABLE TONS IN THOUSANDS)                         OF
                     LOCATION                            MEASURED (2)        INDICATED (3)       TOTAL        GRAND TOTAL
----------------------------------------------------   ------------------   ----------------  ------------   --------------
KENTUCKY
   Western Kentucky                                               91,356             62,464       153,820            54.8%
   Eastern Kentucky                                               47,065              7,202        54,267            19.3%
                                                       ------------------   ----------------  ------------   --------------
   Kentucky Total                                                138,421             69,666       208,087            74.1%

UTAH
   Mountain Operation - July 1999, Acquisition                     8,517              6,101        14,618             5.2%

COLORADO
   Mountain Operation - July 1999, Acquisition                    25,647             17,171        42,818            15.2%

BENT MOUNTAIN
   EKY Operation - November 1999, Acquisition                     14,587                838        15,425             5.5%
                                                       ------------------   ----------------  ------------   --------------
GRAND TOTAL                                                      187,172             93,776       280,948           100.0%
                                                       ==================   ================  ============   ==============

DEEP MINEABLE                                                    147,253             90,708       237,961            84.7%
                                                       ==================   ================  ============   ==============

SURFACE MINEABLE                                                  39,919              3,068        42,987            15.3%
                                                       ==================   ================  ============   ==============


----------------

(1) Reserve estimates reflecting the status as of April 30, 1999 were prepared by engineers and geologists at Marshall Miller & Associates. Reserve estimates will change from time to time in reflection of mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors.

(2) Reserve estimates in this category have the highest degree of geologic assurance. Measured coal lies within 0.25 mile of a valid point of measurement or point of observation (such as previously mined areas) supporting such measurements. The sites for thickness measurement are so closely spaced, and the geologic character is so well defined, that the average thickness, areal extent, size, shape, and depth of coal beds are well established.

(3) Reserve estimates in this category have a moderate degree of geologic assurance. There are no sample and measurement sites in areas of indicated coal. However, a single measurement can be used to classify coal lying beyond measured as indicated. Indicated coal lies more than
         0.25 mile, but less than 0.75 mile, from a point of thickness measurement. Further exploration is necessary to place indicated coal into the measured category.

(4) Lodestar leases most of its total demonstrated reserves from third parties. Lodestar's reserve leases generally have terms of between five and thirty years, although they typically allow Lodestar the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of coal reserves. These leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales prices. Certain leases may also require payment of lease bonus or minimum royalties, payable either at the time of the execution of the lease or in periodic installments. In most cases, the minimum royalty payments are applied to reduce future production royalties.

The geographic areas where Lodestar currently operates are as follows:

THE ILLINOIS BASIN consists of Western Kentucky, Illinois, and Indiana. Coal from this region generally has an energy content of 10,000 to 12,500 Btus per pound of coal and a sulfur content of 1.8% to 3.5% sulfur. Although there are exceptions, generally no Illinois Basin coal satisfies the Phase I or Phase II standards of the Clean Air Act. Therefore, Illinois Basin coal is primarily blended with low-sulfur coal or burned in plants equipped with scrubbers. Customers also can bank and trade sulfur dioxide emissions allowances as part of an overall environmental compliance plan.

Lodestar has approximately 153.8 million recoverable tons of demonstrated reserves in the Illinois Basin, representing 54.8% of its total demonstrated reserves. Lodestar's reserves in this region have relatively high Btu content for the region (generally 12,500 Btus on a fully washed basis). Although such coal does not satisfy Phase I or II of the Clean Air Act, Lodestar believes it is well positioned to market its coal due to its relatively high Btu content, which makes it attractive for blending with lower sulfur, lower Btu coal. In addition, the proximity of such reserves to customers that can utilize high sulfur coal results in lower transportation costs, thereby enhancing such coal's economic value to the customer.

Lodestar produced and sold approximately 5.0 million tons of coal from the Western Kentucky operations during the twelve months ended October 31, 1999, of which 58% was sold to the TVA. The Western Kentucky operations currently consist of two active mines and two inactive mines. The active mines include the Baker mine, which is an underground longwall and continuous miner operation, and the Smith surface mine, which is an open pit dragline operation staffed and capitalized by a contract mining company. The Western Kentucky Wheatcroft and Smith underground mines are currently inactive due to market conditions. The Western Kentucky infrastructure includes two centrally located coal preparation plants, office, warehouse, and bathhouse structures, truck and rail loading facilities, and a barge loading facility located on the Ohio River. The rail facilities provide access to both the Paducah & Louisville Railway, Inc. and the CSX rail line.

As of October 31, 1999, the total cost of Lodestar's plant and equipment associated with the Western Kentucky operations was approximately $42.5 million, with a net book value of approximately $21.0 million.

CENTRAL APPALACHIA consists of Southern West Virginia, Eastern Kentucky, and Virginia. The coal in this region is generally low in sulfur (0.7% to 1.5% sulfur) and high in energy content (12,000 to 13,500 Btus per pound of coal). The majority of this coal complies with Phase I of the Clean Air Act. According to industry sources, this region has considerable excess production capacity.

Lodestar has approximately 69.7 million recoverable tons of demonstrated reserves in Eastern Kentucky (including the November 1999 Bent Mountain acquisition), representing 24.8% of its total demonstrated reserves. Substantially all of Lodestar's coal in Eastern Kentucky complies with Phase I of the Clean Air Act. However, Lodestar's coal in this region typically emits 1.5 pounds of sulfur dioxide/mmBtu, which is slightly higher than compliance coal under Phase II of the Clean Air Act. Notwithstanding the foregoing, Lodestar believes the sulfur content of its coal in this region will not affect the marketability thereof.

Lodestar produced and sold approximately 4.1 million tons of coal from the Eastern Kentucky operations during the twelve months ended October 31, 1999, of which 38% was sold to affiliates of PG&E. The Eastern Kentucky operations consist of one continuous miner, underground mine, and multiple surface mining sites that progress through a normal sequence of activity that includes development, active production, and reclamation stages. Infrastructure in Eastern Kentucky includes an ash disposal system, two preparation plants, five processing and load-out facilities accessing both the CSX rail line and the NS rail line, as well as, office, warehouse, and other structures.

As of October 31, 1999, the total cost of Lodestar's plant and equipment associated with the Eastern Kentucky operations was approximately $55.5 million, with a net book value of approximately $33.3 million.

THE ROCKY MOUNTAIN region consists of Utah and Colorado. The coal in this region is low in sulfur content (0.4% to 0.5%) and has a moderately high energy content (10,500 to 12,000 Btus per pound of coal). This coal complies with Phase I and Phase II of the Clean Air Act.

Lodestar acquired approximately 57.4 million recoverable tons of demonstrated reserves in the Rocky Mountain region, in July 1999, representing 20.4% of its total demonstrated reserves. Lodestar began mining its Mountain operations in Utah in August 1999 and sold approximately 89,000 tons of coal during the twelve months ended October 31, 1999, of which 49% was sold to the TVA. This operation currently consists of one active, continuous miner, underground mine, and one inactive underground mine. Infrastructure in Utah includes a processing and load-out facility, which accesses the UP rail line and various office, bathhouse, and warehouse structures.

As of October 31, 1999, the total cost of Lodestar's plant and equipment associated with the Utah operations was approximately $8.7 million, with a net book value of approximately $7.4 million.

Lodestar is in the process of developing an underground mine in Colorado on reserves that Lodestar acquired in July 1999, with coal production projected to begin in the first half of fiscal 2000. As of October 31, 1999, the total cost of Lodestar's plant and equipment associated with the Colorado operations was approximately $214,000, with a net book value of approximately $75,000.

Lodestar believes that its facilities are well maintained and are considered satisfactory for their purposes.

See note 5 to the Consolidated Financial Statements, Part II, Item 8, for a description of liens related to the Company's property, plant, and equipment.

PART I. - ITEM 3 LEGAL PROCEEDINGS

In 1997, Cedar Bay, one of Lodestar's five largest customers, brought a lawsuit in the Circuit Court, Fourth Judicial Circuit, for Duval County, Florida, against Florida Power & Light Company ("FP&L"), the utility for which Cedar Bay generates power. Cedar Bay alleged, among other things, that FP&L was in breach of its contract with Cedar Bay for underpaying invoices from Cedar Bay by amounts which FP&L disputes were properly due under the contract. While the lawsuit has been pending, FP&L has withheld payment to Cedar Bay of the portion of the invoices disputed by FP&L and Cedar Bay has, in turn, withheld a portion of the amounts invoiced by Lodestar to Cedar Bay for coal used by Cedar Bay to generate power for FP&L and others. In order to protect its financial interest in this matter, Lodestar obtained court approval, in April 1999, to intervene in the litigation between Cedar Bay and FP&L generally in support of Cedar Bay's position. On August 12, 1999, following a three-week trial, judgment in excess of $18.1 million was entered on the jury's verdict in favor of Cedar Bay. Approximately $5.1 million of the judgment relates to the portion of Cedar Bay's claim in which Lodestar has a financial interest. Lodestar has asserted a claim against Cedar Bay for this $5.1 million, plus an additional amount, calculated at approximately $900,000, due to Cedar Bay's similar underpayment on coal burned to produce energy for customers other than FP&L. Cedar Bay has consistently represented to Lodestar that its current financial condition prohibits it from paying Lodestar until it actually receives payment from FP&L. In October 1999, Lodestar initiated arbitration proceedings against Cedar Bay in an effort to collect these sums. Cedar Bay responded by filing a lawsuit in the Circuit Court for Duval County seeking an injunction to stop the arbitration proceedings. On December 30, 1999, the court entered an order enjoining any further arbitration proceedings until Cedar Bay's litigation with FP&L is final. Lodestar management is considering whether to appeal this order. Management believes it is unlikely that Lodestar will receive the amount due from Cedar Bay until all appeals of the judgment by FP&L are exhausted, or until further actions are taken by Lodestar against either Cedar Bay or FP&L, or both. The management of the Company does not expect the resolution of this legal proceeding to have a material adverse impact on the results of operations or the financial condition of the Company.

Costain Coal Inc. (the "Predecessor Company") initiated a claim on June 16, 1990 against its insurance carriers in COSTAIN COAL INC. V. NATIONAL UNION FIRE INSURANCE CO., ET AL., Fayette Circuit Court, Third Division, Kentucky, for denial of coverage on claims related to a 1989 accident at a former mine. The insurance carriers ultimately funded the settlement but are seeking to recoup a majority of the monies paid from the Predecessor Company. One of the carriers filed an amended complaint naming the Company as a party. A settlement was reached between the Predecessor Company and one carrier, resulting in a remaining recoupment claim of approximately $7.5 million plus interest and court costs. In December 1999, the Predecessor Company reported to the Company that settlement agreements have been reached with the remaining carriers, which would eliminate any potential liability to the Company. Based upon the Company's knowledge to date, management does not expect this matter to have a material effect on the Company's financial condition or results of operations.

Lodestar and Webster County Coal Corporation ("WCCC") are parties to an agreement (the "Agreement") relating to Lodestar's mining at its Smith surface mine. The agreement resolved various disputes that arose in 1992 when WCCC objected to Lodestar's renewal of its mining permit, claiming that Lodestar's operations could damage WCCC's nearby underground mine. The agreement required Lodestar to maintain a minimum net worth of $70.0 million or, in the alternative, to procure a payment and performance bond in the amount of $20.0 million. On August 10, 1998, WCCC filed suit against Lodestar in the Webster County (Kentucky) Circuit Court (Case No. 98-CI-001633) seeking a judgment requiring specific performance of this minimum net worth or bond requirement of the agreement. This dispute was resolved by an amendment to the Agreement, made June 30, 1999, pursuant to which Lodestar has posted a payment and performance bond in the amount of $2.0 million in favor of WCCC. The litigation was dismissed by order entered July 15, 1999. The outcome of this action did not have a material adverse effect on the financial condition or results of operations of the Company.

Lodestar is involved in various other claims and lawsuits incidental to the ordinary course of its business that are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

PART I. - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 1999.

By virtue of Renco's ownership of all the outstanding shares of Common Stock, and Ira Leon Rennert's ownership, through trusts established for himself and his family, of all of the stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock.

On January 5, 2000, Renco, by consent of sole shareholder in lieu of meeting, re-elected Mr. Rennert as Chairman and sole director of the Company.

PART II. - ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a direct wholly-owned subsidiary of Renco. There is no established public trading market for the Company's common stock. Since March 1997, the Company has had one shareholder. The Company paid a cash dividend once during fiscal 1998 aggregating $27,818,000.

PART II.  - ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Lodestar Holdings, Inc. and its subsidiaries and its predecessor company at the dates and for the periods indicated. The selected data presented below under the captions "Statement of Operations Data" and "Financial Ratios and Other Data" for each of the fiscal years in the two-year period ended December 31, 1996, for the period January 1, 1997 to March 14, 1997 and for the period March 15, 1997 to October 31, 1997, and for each of the fiscal years in the two-year period ended October 31, 1999, are derived from the consolidated financial statements of our predecessor company and us, as applicable, and which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The selected data presented below under the captions "Statement of Operations Data" and "Financial Ratios and Other Data" for the period November 1, 1996 to December 31, 1996 is unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial and operating data for such periods. The "Balance Sheet Data" as of December 31, 1995, and 1996 and October 31, 1997, 1998 and 1999 are derived from the consolidated financial statements of our predecessor company and us, as applicable, and which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants.


                                                  PREDECESSOR COMPANY (1)                        LODESTAR HOLDINGS, INC.
                                 --------------------------------------------------------  --------------------------------------
                                    FISCAL         FISCAL          PERIOD       PERIOD        PERIOD       FISCAL       FISCAL
                                  YEAR ENDED     YEAR ENDED     11/01/96 TO     1/1/97       3/15/97     YEAR ENDED   YEAR ENDED
                                   12/31/95       12/31/96        12/31/96        TO           TO         10/31/98     10/31/99
                                      (2)            (3)         (UNAUDITED)    3/14/97      10/31/97      (5) (6)        (6)
--------------------------------------------------------------------------------------------------------------------------------
                                                      (DOLLARS AND TONS IN THOUSANDS, EXCEPT PER TON DATA)
STATEMENT OF OPERATIONS DATA:
  Coal sales and related revenue   $ 308,370      $ 255,386       $ 36,910     $ 46,486      $ 173,881    $ 263,716    $ 240,050
  Cost of revenues (7)               257,875        259,285         36,714       45,096        151,976      223,829      202,025
  Depreciation, depletion and
     amortization                     30,832         22,714          3,294        4,749         14,276       27,349       32,169
  General and administrative (7)       9,661         12,254          1,971        1,770          5,563       12,642       12,810
                                   ---------      ---------       --------     --------      ---------      -------    ---------
  Operating income (loss)             10,002        (38,867)        (5,069)      (5,129)         2,066        (104)       (6,954)
  Interest expense, net                4,436          2,801            550          809          6,004      13,140        20,018
  Other income (expense), net          3,708            -              -            -              -           -             -
                                   ---------      ---------       --------     --------      ---------      -------    ---------
  Income (loss) before income
     taxes and extraordinary
     items                             9,274        (41,668)        (5,619)      (5,938)        (3,938)     (13,244)     (26,972)
  Income taxes                         3,279            -              -            -              -            -            -
  Extraordinary items                    -              -              -            -              -          6,572          -
                                   ---------      ---------       --------     --------      ---------      -------    ---------
  Net income (loss)                $   5,995      $ (41,668)      $ (5,619)    $ (5,938)     $  (3,938)   $  (6,672)   $ (26,972)
                                   =========      =========       ========     ========      =========    =========    =========

FINANCIAL RATIOS AND OTHER DATA:
  Net cash provided by (used in)
     operating activities             (6,291)        12,972          1,306       (1,738)       (14,994)      (6,208)     (12,040)
  Net cash provided by (used in)
     investing activities             59,571        (10,400)        (1,515)      (1,149)       (26,349)     (34,032)     (23,138)
  Net cash provided by (used in)
     financing activities            (53,309)       (12,064)         3,658       (1,575)        44,398       52,134       23,683
  Capital expenditures                 5,785         10,705          1,820        1,149          3,771       34,360       23,282
  Ratio of earnings to fixed
     charges (4)                         3.1x           -              -            -              -            -            -

OTHER OPERATING DATA:
   Tons of coal shipped               11,811         10,569          1,561        1,910          6,839       10,410        9,460

-----------------
(1) Lodestar Energy, Inc. was acquired by Lodestar Holdings, Inc. as of March 14, 1997, (the "Acquisition").
(2) Other income (expense) during 1995 represents the net effect of a $44.0 million gain recorded in connection with disposing of the Predecessor's Louisiana operations, a $39.6 million loss to adjust the value of the predecessor company to an expected sales price, and a $0.7 million minority interest in earnings of the Louisiana operations.
(3) Results for fiscal 1996 were negatively affected by certain non-cash charges made in connection with an evaluation of the Predecessor's accrued reserves and its legal expenses associated with selling the business.
(4) Fixed charges consist of interest expense, capitalized interest, and amortization of deferred financing costs and the portion of rental expense that is representative of interest expense. Earnings consist of income before taxes and extraordinary items plus fixed charges less capitalized interest. Earnings were insufficient to cover fixed charges by $41.7 million, $5.6 million, $5.9 million, $3.9 million, $6.7 million and $27.0 million for the fiscal year ended December 31, 1996, the period from November 1, 1996 to December 31, 1996, the period January 1, 1997 to March 14, 1997, the period March 15, 1997 to October 31, 1997, and the fiscal years ended October 31, 1998 and 1999, respectively.
(5) Fiscal year ended October 31, 1998 includes a benefit of $6.6 million from extraordinary items. See note 13 of "Notes to Consolidated Financial Statements" included in Part II. - Item 8 of this filing.
(6) Capital expenditures during fiscal year ended October 31, 1998 include $27.5 million, which was capitalized in conjunction with the buyout of leases. Capital expenditures for the 1999 fiscal year include $11.2 million in cash payments for acquisitions.
(7) Costs previously reported as selling, general and administrative costs have been reclassified to cost of revenue to more accurately correlate historical cost data with the current cost reporting basis.



                                               PREDECESSOR COMPANY (1)                       LODESTAR HOLDINGS, INC.
                                       -----------------------------------   ---------------------------------------------------
                                         AS OF 12/31/95   AS OF 12/31/96      AS OF 10/31/97   AS OF 10/31/98    AS OF 10/31/99
--------------------------------------------------------------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
   Cash                                     $  17,806        $   8,314            $   3,055        $   14,949       $    3,454
   Working capital (deficit)                   (2,115)         (33,251)             (33,024)              893            1,417
   Property, plant and equipment, net         131,073          116,094               84,541            95,498          109,244
   Total assets                               233,386          208,358              200,448           213,778          229,205
   Total debt (including current portion)      28,077           22,793               63,556           150,000          181,292
   Stockholder's equity (deficit)              75,700           33,666                1,063           (34,583)         (60,636)

---------------
(1) Lodestar Energy, Inc. was acquired by Lodestar Holdings, Inc. as of March 14, 1997.

PART II. - ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lodestar Holdings, Inc. (the "Company") was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the "Acquisition"). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal Inc. was renamed Lodestar Energy, Inc. ("Lodestar").

The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. Lodestar's Western Kentucky coal product is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product, as compared to its Western Kentucky coal product, is generally higher in energy (as measured in British thermal units (Btu's)) content and lower in sulfur content and is marketed in the Eastern, South Central and Great Lakes regions of the United States. In July 1999, Lodestar acquired reserves located in Utah and Colorado, the Mountain operations, which are super-compliance coal (sulfur dioxide content less than 0.5%) marketed to regional utilities, as well as in the Midwest and Midsouth utility markets. Lodestar also owns and operates an ash disposal facility in Eastern Kentucky.

CERTAIN EVENTS AND FACTORS AFFECTING PROFITABILITY

The primary variable factors which affect Lodestar's profitability are: (i) market conditions; (ii) productivity; (iii) for underground operations, the ratio of coal available for sale to material extracted (the "salable yield");
(iv) for surface mining operations, the ratio of yards of overburden moved to tons of coal produced (the "mining ratio"); and (v) the heat and sulfur content of the coal produced (the "coal quality").

In the first quarter of fiscal 1998, Lodestar closed its West Virginia operations, which shipped approximately 687,000 tons of coal, generating approximately $19.4 million of coal sales and related revenue for the twelve months ended October 31, 1997, and approximately 200,000 tons of coal, generating approximately $5.2 million of coal sales and related revenue for the twelve months ended October 31, 1998. The cost of all remaining reclamation and mine closing activities associated with the West Virginia operations, estimated at $1.5 million, is included as a liability in the October 31, 1999 consolidated balance sheet.

On May 15, 1998, the Company sold and issued (the "Notes Offering") $150.0 million of its 11.5% Senior Notes due 2005 (the "Notes"). The Company's subsidiaries have guaranteed the Notes. The proceeds from the Notes were used to repay existing indebtedness; purchase certain equipment financed pursuant to both operating and capital leases; buy out certain deferred payment obligations; pay a dividend to The Renco Group, Inc., the Company's parent company ("Renco"); make certain contractual payments to executives; pay related fees and expenses; and reduce accounts payable, accrued expenses, and for other general corporate purposes.

On January 15, 1999, Lodestar acquired mining rights, leases of real property, and equipment from Colonial Coal Company, Inc. ("Colonial"), a mining company in Eastern Kentucky. The consideration to Colonial was $5.4 million in cash paid at the closing, periodic deferred payments and the assumption of certain reclamation liabilities from Colonial's prior mining activities. The Company immediately began mining operations on properties acquired from Colonial, hereafter referred to as the Tug River operations. The Tug River operations utilize certain mining equipment, which was formerly deployed in West Virginia.

On July 16, 1999, Lodestar acquired certain assets of White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company ("Sellers"), including the White Oak and Horizon Mines in Utah and certain undeveloped reserves in Colorado. All of the aforementioned mines, hereafter referred to as the Mountain operations, had been idled by Sellers. The acquisition of the Mountain operations provided the Company access to coal reserves, which are lower in sulfur content than its Kentucky reserves, and which will allow market expansion. The Company began production at the White Oak Mine in mid-August. The consideration to Sellers was $5.0 million in cash paid at the closing, assumption of capitalized lease obligations, and the assumption of certain reclamation and other liabilities associated with Sellers' prior mining activities.

On November 12, 1999, Lodestar acquired certain mining rights, leases of real property and equipment in Eastern

Kentucky from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration to Quaker was $4.9 million in cash and a deferred payment of $0.6 million, due one year from the date of the acquisition. This acquisition provides Lodestar a surface mining operation with approximately 15.4 million tons of demonstrated reserves. Lodestar began production on this property in December of 1999.

Primarily as a result of market conditions, the Smith surface mine in Western Kentucky, which produced 588,000 tons and 376,000 tons during the twelve month periods ended October 31, 1997 (the "1997 Period") and 1998 (the "1998 Period"), respectively, was idled during the Third Quarter of fiscal 1998. Primarily to efficiently perform its reclamation obligation, mining activity resumed at this site during the First Quarter of fiscal 2000.

During the second half of fiscal 1998, the Smith underground mine experienced adverse mining conditions, which negatively affected operating costs and productivity. As a result, the mine plan was revised resulting in work force reductions and lower production capacity. Total production from the Smith underground mine was 709,000 tons for the 1998 Period and 190,000 for the twelve months ended October 31, 1999 (the "1999 Period"). During the 1998 Period, the Company recorded a $3.4 million provision to cost of sales. This provision reflected mine closing costs, incremental costs of alternative reclamation plans, and projected losses to be incurred during the remaining life of the Big Rivers Electric Corporation ("Big Rivers") contract, due to operational modifications at the Smith underground mine. Subsequent to completion of the Big Rivers contract commitments, Lodestar elected to idle the Smith underground mine, and currently has no plans to resume mining activities at this site. During the twelve months ending October 31, 1999, $2.1 million was charged against the accrual established during the 1998 Period. The remaining balance of $1.3 million is included as accrued reclamation at October 31, 1999.

The cost of workers' compensation and black lung expense is based on historical claims experience and actuarial studies of workers' compensation and black lung claims incurred and reported and incurred but not reported. The Company recorded a credit for workers' compensation and black lung expense for the 1998 Period of $0.9 million as compared to the provision of $4.5 million which was recorded for the 1997 Period and the provision of $3.0 million, which was recorded during the 1999 Period. The credit recorded during the 1998 Period took into consideration the results of an independent actuarial study, which considered data through the end of fiscal 1998. The October 31, 1998 actuarial study projected a significant reduction in both the volume and magnitude of future claims from the current working population in comparison to projections that were made in the previous actuarial study. The primary reason for the projected reductions in future claims was the significantly improved claims experience, which the Company incurred in the 1998 Period and which has continued during the 1999 Period. Management believes that the improved claims experience is the result of improved operational controls and the impact of legislative changes in the State of Kentucky. Currently, the U.S. Department of Labor is considering revised regulations that could alter the claims process for black lung benefit recipients, potentially resulting in a higher incidence of approval of black lung claims. As the impact of these proposed regulations, if any, on the Company's financial position cannot be determined at this time, no additional adjustment to the reserve has been recorded as of October 31, 1999.

Due to revisions to the Company's Eastern Kentucky mine plan, and in conjunction with the Company's ongoing evaluation of its coal reserves, it was decided in the 1999 Period that the Company would potentially not be able to realize the full recorded value of certain of its mineral holdings in Eastern Kentucky. Accordingly, during the 1999 Period, a reserve of $2.4 million was established to write-down certain deferred development and advance royalties to their estimated realizable value. Additionally, in conjunction with the Company's analysis of its asset values under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," a $1.0 million reduction in the carrying value of property was recorded to recognize the impairment of certain Eastern Kentucky properties.

RESULTS OF OPERATIONS: (1)


                                                THE COMPANY
                                                    AND                         THE
                                              THE PREDECESSOR                  COMPANY
                                                  COMBINED         -----------------------------------
                                                   TWELVE              TWELVE             TWELVE
                                                   MONTHS              MONTHS             MONTHS
                                                   ENDED                ENDED             ENDED
                                                OCTOBER 31,          OCTOBER 31,       OCTOBER 31,
                                                    1997                1998               1999
                                            ---------------------  ----------------  -----------------
                                             (DOLLARS AND TONS IN THOUSANDS, EXCEPT PER TON DATA)
 OPERATIONS AND OTHER DATA:
 Coal sales and related revenue                  $     257,277        $   263,716        $   240,050
 Cost of revenues (3)                                  233,786            223,829            202,025
 Depreciation, depletion                                                                       -
    and amortization (4)                                22,319             27,349             32,169
 Selling, general and admin. (3)                         9,304             12,642             12,810
                                            ---------------------  ----------------  -----------------
 Operating loss (4)                                     (8,132)              (104)            (6,954)
 Interest expense, net (4)                               7,363             13,140             20,018
 Income taxes (4)                                           -                 -                 -
 Extraordinary items                                        -              (6,572)              -
                                            ---------------------  ----------------  -----------------
 Net loss (4)                                    $     (15,495)       $    (6,672)       $   (26,972)
                                            =====================  ================  =================
 OTHER FINANCIAL DATA:
 Net cash used in operating
    activities                                   $     (15,426)       $    (6,208)       $   (12,040)
 Net cash used in investing
    activities                                   $     (29,013)       $   (34,032)       $   (23,138)
 Net cash provided by financing
    activities                                   $      46,481        $    52,134        $    23,683
 Capital expenditures (2)                        $       6,740        $    34,360        $    23,282

 OTHER OPERATING DATA:
 Tons of coal shipped                                   10,310             10,410              9,460
 Coal sales and related revenue per
   ton shipped                                   $       24.95         $    25.33         $    25.38
 Cost of revenues per ton shipped                        22.68              21.50              21.36



(1) The table above sets forth the results of operations data for the Predecessor Company and the Company for the periods presented. The combined operations and other data, other financial data and other operating data for the twelve months ended October 31, 1997 combine the results of operations of the Predecessor Company for the periods November 1, 1996 to December 31, 1996 (unaudited) and January 1, 1997 to March 14, 1997 and the Company's results of operations for the period March 15, 1997 to October 31, 1997. The combined operations and other data for the twelve months ended October 31, 1997 do not purport to represent what the Company's consolidated results of operations would have been if the Acquisition had actually occurred on November 1, 1996.

(2) Capital expenditures for the 1998 fiscal year include $27.5 million capitalized in conjunction with the buyout of leases. Capital expenditures for the 1999 fiscal year include $11.2 million in cash payments for acquisitions.

(3) Costs previously reported as selling, general and administrative costs have been reclassified to cost of revenue to more accurately correlate historical cost data with the current cost reporting basis.

(4) Due to the purchase accounting adjustments applied to the Company's accounts as of March 15, 1997, the consolidated financial information for the period after the acquisition is presented on a different cost basis than for the period before the acquisition. Therefore, for the twelve months ended October 31, 1998 compared to the twelve months ended October 31, 1997 no analysis of the change has been included for these items in the narrative section of this discussion.

PRODUCTION AND REVENUE SOURCES

The following table summarizes the tons shipped by region for the periods presented:

                                            TWELVE MONTHS ENDED OCTOBER 31,
REGION                                     1997          1998          1999
                                        ------------  ------------  ------------
 Eastern Kentucky                             4,055         4,122         4,054
 Western Kentucky                             5,522         5,972         4,952
 West Virginia                                  687           200             -
 Mountain                                         -             -            89
 Brokered                                        46           116           365
                                        ------------  ------------  ------------
                      Total                  10,310        10,410         9,460
                                        ============  ============  ============



Lodestar's principal source of revenues is from the sale of coal pursuant to long-term contracts, or through coal sales on the spot market. In addition, Lodestar derives additional revenue from ancillary services related to its coal operations, including ash disposal, contract mining, and processing of third-party coal.

TWELVE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1998

COAL SALES AND RELATED REVENUE for the 1999 Period were $240.1 million, a decrease of $23.7 million or 9.0% compared to the 1998 Period. This decrease was the result of a 9.1% decrease in tons shipped, net of a $0.05 per ton net increase in coal sales and related revenue. The sales volume decrease is primarily attributable to reduced coal production in the Western Kentucky operation as a result of the closure of the Smith underground mine and idling of the Smith surface mine, which collectively contributed 0.2 million shipped tons and $3.7 million in coal sales and related revenue during the 1999 Period compared to 1.2 million shipped tons and $22.3 million in coal sales and related revenue during the 1998 Period. These mines were idled partially in response to a decline in marketability for the specific coal quality produced at these operations as well as in an effort to eliminate higher production cost coal products. In addition, $10.4 million of the decline in coal sales and related revenue is the result of the completion of a contract mining operation in Eastern Kentucky during the First Quarter of the 1999 Period which contributed $3.8 million and $14.2 million of revenue to the 1999 Period and 1998 Period, respectively. The decrease in coal sales and related revenue associated with volume was offset by an increase of $1.05 per ton in the average sales price of coal, from $23.29 in the 1998 Period to $24.34 in the 1999 Period. This price increase is primarily the result of eliminating approximately 1.0 million tons of Western Kentucky lower quality coal, with lower realizations, from the total sold production.

COST OF REVENUES were $202.0 million in the 1999 Period, or $21.36 per sold ton, as compared to $223.8 million in the 1998 Period, or $21.50 per sold ton, a decrease of $21.8 million or 9.7%. Of this decrease, $18.8 million is associated with the 9.1%, or approximately 1.0 million ton decline in sales volume discussed above. Additionally, due to the completion of the contract mining operation in Eastern Kentucky, cost of revenues decreased by $13.9 million in the 1999 Period. Before consideration of the volume changes and the reduction in contract mining costs, cost of revenue per sold ton increased to $20.98 from $19.83 per sold ton in the 1998 Period, or 5.8%. This cost increase is primarily due to higher mining ratios encountered at certain surface mines in the Eastern Kentucky operation and lower salable yields encountered at underground mines in both Eastern and Western Kentucky. The average mining ratio at the Company's Eastern Kentucky surface mines was
16.95 in the 1999 Period as compared to 13.86 in the 1998 Period. The average salable yield for the Company's underground operations was 59.5% in the 1999 Period as compared to 60.5% in the 1998 Period.

In addition, costs in the 1999 Period were negatively impacted by increases in workers' compensation costs of $3.9 million and charges of $2.4 million in the 1999 Period due to non-cash adjustments of deferred development and advance royalty valuations associated with Eastern Kentucky coal reserves which were evaluated as being not economically mineable under current market conditions.

The 1999 Period benefited by $6.5 million as compared to the 1998 Period due to the elimination of equipment lease expenses that occurred prior to the buyout of those obligations during the 1998 Period. Additionally, the 1998 Period was negatively affected by a $3.4 million provision to account for certain costs associated with the Smith underground mine in Western Kentucky.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $32.2 million for the 1999 Period increased from the 1998 Period by $4.8 million, or 17.6%. The primary reason for this increase was depreciation as a result of capital equipment additions during the previous twelve months, including $27.5 million which was capitalized in conjunction with the buyout of leases with the proceeds of the Notes. Additional depletion and amortization charges of $1.0 million were recorded during the 1999 Period to adjust the net book value of certain Eastern Kentucky properties in compliance with FAS 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of."

SELLING, GENERAL AND ADMINISTRATIVE costs increased by $0.2 million to $12.8 million in the 1999 Period from $12.6 million in the 1998 Period. The 1999 Period costs include a $3.3 million charge incurred in conjunction with the due diligence of a failed acquisition. The selling, general and administrative expenses for the 1998 Period include a nonrecurring payment of $2.8 million to certain employees in connection with the Notes Offering. Excluding these nonrecurring charges, selling, general and administrative expenses for the 1999 Period have decreased by $0.3 million compared to the 1998 Period with favorable variances in other administrative expenses offsetting costs of approximately $0.7 million associated with Year 2000 compliance efforts.

OPERATING LOSS for the 1999 Period was $7.0 million as compared to $0.1 million for the 1998 Period. The $6.9 million increase is the result of a $1.9 million decrease in gross margin, a $4.8 million increase in depreciation, depletion and amortization and a $0.2 million increase in selling, general and administrative costs.

INTEREST EXPENSE, NET was $20.0 million for the 1999 Period, an increase of $6.9 million as compared to $13.1 million for the 1998 Period. This increase is the result of interest on the Notes of $17.3 million compared to $7.9 million in the 1999 Period and 1998 Period, respectively, partially offset by decreased interest expense associated with borrowings on the Company's Senior Credit Facility and other debt from $5.2 million in the 1998 Period to $2.7 million in the 1999 Period.

INCOME TAXES were $0 during the 1999 Period and the 1998 Period. Due to the Company's conversion to a Subchapter S status as described in note 1 of the Consolidated Financial Statements, effective in the 1999 Period the Company is generally no longer subject to income taxation.

EXTRAORDINARY ITEMS for the 1999 Period were $0 as compared to $6.6 million of income recorded during the 1998 Period. The 1998 Period extraordinary income was attributable to the buyout of certain deferred payment obligations with the proceeds from the Notes, offset by the write-off of all unamortized costs attributed to the indebtedness which was also paid in full with the proceeds of the Notes.

NET LOSS increased from $6.7 million during the 1998 Period to $27.0 million during the 1999 Period as a result of the factors described above.

TWELVE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1997

COAL SALES AND RELATED REVENUE for the twelve months ended October 31, 1998 were $263.7 million, an increase of $6.4 million or 2.5% compared to the twelve months ended October 31, 1997. This increase was the result of a 1.0% increase in tons shipped combined with a $0.38 per ton net increase in coal sales and related revenue. The sales volume increase is attributable to 450,000 tons of increased sales in Western Kentucky and slight Eastern Kentucky increases net of a 487,000 ton reduction in West Virginia. Additional tons were available for sale in Western Kentucky because of the increased productivity at the Baker mine and the resumption of mining activities at the Wheatcroft mine, as offset by decreases in tons produced at the Smith mines. The net increase in coal sales and related revenue of $0.38 per ton combines the net effect of a $1.26 per ton increase in coal related revenue from ancillary services, with an $0.88 per ton decrease in coal revenue per ton. The increase in ancillary services, which represented 8.1% and 3.1% of coal sales and related revenue for the 1998 and 1997 Periods, respectively, is primarily due to the revenue generated from contract mining at the Shop Branch mine in Eastern Kentucky. The decrease in coal revenue per ton is primarily attributable to the lower overall average coal quality.

COST OF REVENUES were $223.8 million in the 1998 Period as compared to $233.8 million in the 1997 Period. The 4.3% decrease in cost of revenues together with the 1.0% increase in tons shipped resulted in cost of revenues per ton shipped decreasing from $22.68 in the 1997 Period to $21.50 in the 1998 Period. The primary reason for the cost per ton decrease was the improved productivity and resultant lower costs per ton at the Baker mine in Western Kentucky. In addition, a significant reduction in cost of revenues resulted from the elimination of $2.7 million of equipment lease expense subsequent to the buyout of those obligations in the 1998 Period, as well as from the $5.4 million decrease in workers compensation expense. See "- Certain Events and Factors Affecting Profitability". These reductions were partially offset by the additional costs associated with the significant increase in coal related revenue during the 1998 Period, higher mining costs in the 1998 Period compared to the 1997 Period for the Smith underground mine which resulted from the adverse mining conditions and reduced production levels, as well as the negative impact of recording the $3.4 million Smith provision in the 1998 Period (see "-Certain Events and Factors Affecting Profitability").

SELLING, GENERAL AND ADMINISTRATIVE costs increased to $12.6 million in the 1998 Period from $9.3 million in the 1997 Period. The increase of $3.3 million in the 1998 Period is due to a combination of factors including: (i) the one-time payment of $2.8 million to certain executives in connection with the Notes Offering in the 1998 Period; (ii) staffing of permanent personnel in both the accounting and sales and marketing areas during the 1998 Period; and (iii) the waiver of the $0.75 million Renco management fee for the period March 15, 1997 to October 31, 1997. The variance between the 1997 Period and the 1998 Period is partially offset by bad debt charges of $0.8 million during the 1997 Period.

Due to the purchase accounting adjustments applied to the Company's accounts as of March 15, 1997, variances in the remaining line items in the results of operations are not comparable between the 1998 Period and the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from working capital requirements, capital investments, interest payment obligations and costs of implementing its business strategy to grow through strategic acquisitions. The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120 million Senior Credit Facility (the "Senior Credit Facility") that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. As of October 31, 1999, the Senior Credit Facility debt was $24.3 million, and $25.2 million of letters of credit were outstanding. Based upon eligible collateral as of October 31, 1999, the net unused borrowing and letter of credit availability thereunder was $9.8 million and $3.4 million, respectively.

Cash used in the Company's operating activities for the 1999 Period was $12.0 million, compared to $6.2 million and $15.0 million used in the 1998 Period and 1997 Period, respectively. The $12.0 million of cash used in operating activities during the 1999 Period reflects the negative impact on cash resulting from reduced sales volume and the build up of receivables and inventory experienced during the twelve months ended October 31, 1999. The $6.2 million of cash used in the operating activities during the 1998 Period reflects the activity resulting from the pay down of liabilities subsequent to the Notes Offering.

For the twelve months ended October 31, 1999, capital expenditures and the cost of acquisitions funded with cash were $23.3 million, including $5.0 million and $5.4 million of cash payments made to the respective sellers in conjunction with the Mountain and Tug River acquisitions, respectively. As of October 31, 1999, the Company had capital expenditure commitments of approximately $8.5 million (excluding the mineral acquisition costs incurred in November 1999 as described below) of which approximately $3.5 million has been incurred and paid through January 18, 2000.

The Company's liquidity decreased substantially during the 1999 Period. Outstanding borrowings under the Senior Credit Facility increased from no borrowings at October 31, 1998 to $24.3 million at October 31, 1999. The primary factors that negatively impacted cash flow during the 1999 Period were: (i.) $23.3 million in capital expenditures, including the $10.4 million spent on the acquisition of the Mountain and Tug River properties, (ii.) the $17.25 million annual interest payment on the Notes, (iii.) increased receivables of $10.0 million partially due to the Cedar Bay receivable, (iv.) the $6.2 million increase in inventories, and (v.) approximately $3.0 million spent in conjunction with due diligence relative to a failed acquisition attempt.

In November 1999, the Company completed a transaction to acquire certain mining rights and mining equipment in Eastern Kentucky from Quaker. In order to secure the necessary funds required to consummate this transaction,

Lodestar entered into an amendment to the Senior Credit Facility which allowed the Company to access $6.7 million in advances, which were previously restricted to letters of credit (the "Supplemental Borrowings"). The Supplemental Borrowings bear interest at the prime rate plus 0.75% and are payable in four equal quarterly installments beginning January 31, 2000. In conjunction with the amendment to the Senior Credit Facility, which was required to secure this financing, the Company is now subject to minimum monthly earnings tests during the remaining life of the Senior Credit Facility. As of January 18, 2000, the Company's net unused borrowing and letter of credit availability is $9.2 million reflecting outstanding borrowings of $32.5 million, including the Supplemental Borrowings. In addition to the availability, which its operations provide, other potential sources of funds to the Company during 2000 include the pending resolution of the Cedar Bay litigation (See Part I - Item 3 Legal Proceedings), and in certain circumstances subordinated loans from Renco of up to $6.0 million should the Company fail to maintain certain financial covenants during the remaining term of the Senior Credit Facility. Accordingly, management believes that operating cash flow and availability under the Senior Credit Facility will be sufficient to provide for its working capital requirements, capital investments, and interest and principal payment obligations for the foreseeable future. The indenture governing the Notes and the Senior Credit Facility contain numerous covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

YEAR 2000

No operational, financial, or other problems have been encountered in conjunction with the year 2000 ("Y2K") transition, nor is business interruption from compliance issues within the controllable scope of Lodestar expected in the future. Without consideration of internal labor costs, total expenditures related to Y2K projects were approximately $0.88 million, including expense charges of approximately $0.68 million that were incurred during the year ended October 31, 1999, as well as capital charges of approximately $0.18 million and $0.02 million incurred during the 1999 Period and 1998 Period, respectively. The Company is continuing to monitor the potential impact of Y2K issues initiated from external third party systems. Expenditures in the fiscal year ending October 31, 2000 are expected to be less than $0.15 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to stockholders. This Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company adopted SFAS No. 131 effective November 1, 1998. After application of the quantitative thresholds for aggregation of reportable business segments, which in Lodestar's situation was determined based primarily upon the nature of the products and services provided, the Company's financial information has been presented on a fully aggregated basis as is appropriate for a Company operating in a single, dominant industry segment.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The Company adopted SFAS No. 132 effective November 1, 1998. The implementation of this Statement did not have a material impact on the Company's results of operations for the year ended October 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all derivatives as either assets or liabilities at fair value. The Company does not believe adoption of the standard will have a material effect on either financial position or results of operations. The Company plans to adopt the standard effective November 1, 2000, as required.

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

PART II. - ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company in the normal course of business, is exposed to inherent market risks relative to coal prices, which the Company attempts to mitigate through its portfolio of long-term contracts, which provides stability in pricing for much of its production.

The Company is exposed to interest rate change market risk with respect to its borrowings under the Senior Credit Facility (under which the line of credit is at the prime rate plus 75 basis points), as well as certain other debt and long-term liabilities, that are recorded at discounted values. Without extreme interest rate volatility, which has been absent from the current business environment, fluctuations in interest rates are not expected to have a significant impact on the Company's operating results.

The most volatile component in the Company's cost structure is the cost of diesel fuel on which the Company spent $4.3 million during the year ending October 31, 1999. The Company's cost of such fuel has increased approximately 63% between October 31, 1998 and 1999, resulting in a high probability that the Company will incur significantly greater fuel costs in the upcoming fiscal year as compared to the 1999 Period.

The Company currently possesses no market sensitive instruments, derivatives or other financial instruments as defined in S-K Regulation Par. 229.305, nor participates in any business activity for speculative purposes.

PART II. - ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                                    AND PREDECESSOR

                                                   TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
Independent Auditor's Report                                                                                25

Consolidated Balance Sheets as of October 31, 1999 and 1998                                                 26

Consolidated Statements of Operations and Comprehensive Loss for the years ended
         October 31, 1999 and 1998, the period from March 15, 1997 to October 31, 1997,
         and the period from January 1, 1997 to March 14, 1997                                              27

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended October 31, 1999 and 1998, the period from March 15, 1997 to October 31, 1997, and the period from
         January 1, 1997 to March 14, 1997                                                                  29

Consolidated Statements of Cash Flows for the years ended October 31, 1999 and 1998, the period from March 15, 1997 to October 31, 1997, and the period from
         January 1, 1997 to March 14, 1997                                                                  30

Notes to Consolidated Financial Statements                                                                  32

                           INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Lodestar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Lodestar Holdings, Inc. and subsidiaries (the Company) as of October 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for the years then ended and for the period from March 15, 1997 to October 31, 1997 (Successor Periods), and the consolidated statements of operations and comprehensive loss, stockholder's equity, and cash flows for the period from January 1, 1997 to March 14, 1997 (Predecessor Period) of Costain Coal Inc. and subsidiaries (the Predecessor). These consolidated financial statements are the responsibility of the companies' managements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Company consolidated financial statements present fairly, in all material respects, the financial position of Lodestar Holdings, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the Successor Periods in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Costain Coal Inc. and subsidiaries for the Predecessor Period, in conformity with generally accepted accounting principles.

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


Louisville, Kentucky
January 21, 2000

                     LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

                           Consolidated Balance Sheets
                            October 31, 1999 and 1998
                        (in thousands, except share data)

                                                                                              OCTOBER 31,   OCTOBER 31,
                                    ASSETS                                                        1999          1998
                                                                                             ------------- -------------
Current assets:
   Cash                                                                                          $  3,454      $ 14,949
   Accounts receivable                                                                             39,828        29,874
   Inventories                                                                                     15,780         9,550
   Prepaid expenses and other                                                                       4,121         4,092
                                                                                             ------------- -------------
      Total current assets                                                                         63,183        58,465

Property, plant and equipment, net                                                                109,244        95,498
Coal and ash disposal contracts in excess of market, net of accumulated
   amortization of $7,685 and $5,058, respectively                                                 39,123        41,750
Other assets                                                                                       17,655        18,065
                                                                                             ------------- -------------

                                                                                                 $229,205      $213,778
                                                                                             ============= =============

                       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current installments of long-term obligations                                                 $  1,033         $  --
   Accounts payable                                                                                32,052        25,161
   Accrued expenses                                                                                28,681        32,411
                                                                                             ------------- -------------
      Total current liabilities                                                                    61,766        57,572

Long-term obligations, excluding current installments                                             180,259       150,000
Other non-current liabilities                                                                      47,816        40,789
                                                                                             ------------- -------------

      Total liabilities                                                                           289,841       248,361
                                                                                             ------------- -------------

Stockholder's deficit:
   Common stock, $1.00 par value. Authorized, issued and outstanding 1,000 shares                       1             1
   Additional paid-in capital                                                                       5,000         5,000
   Accumulated deficit                                                                            (65,400)      (38,428)
   Accumulated other comprehensive loss - minimum pension liability adjustment                       (237)       (1,156)
                                                                                             ------------- -------------

      Total stockholder's deficit                                                                 (60,636)      (34,583)

Commitments and contingencies
                                                                                             ------------- -------------
                                                                                                 $229,205      $213,778
                                                                                             ============= =============

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

           Consolidated Statements of Operations and Comprehensive Loss
                                (in thousands)

                                                                                          THE COMPANY
                                                               ----------------------------------------------------------------
                                                                   YEAR ENDED            YEAR ENDED         MARCH 15, 1997 TO
                                                                OCTOBER 31, 1999      OCTOBER 31, 1998      OCTOBER 31, 1997
                                                               --------------------  --------------------  --------------------
Coal sales and related revenue                                        $    240,050          $    263,716          $    173,881

Operating costs:
   Cost of revenues                                                        202,025               223,829               151,976
   Depreciation, depletion and amortization                                 32,169                27,349                14,276
   General and administrative                                               12,810                12,642                 5,563
                                                               --------------------  --------------------  --------------------
                                                                           247,004               263,820               171,815
                                                               --------------------  --------------------  --------------------
      Operating income (loss)                                               (6,954)                 (104)                2,066

Interest expense, net                                                      (20,018)              (13,140)               (6,004)
                                                               --------------------  --------------------  --------------------

      Loss before income taxes and extraordinary items                     (26,972)              (13,244)               (3,938)

Income taxes                                                                    --                    --                    --
                                                               --------------------  --------------------  --------------------
Loss before extraordinary items                                            (26,972)              (13,244)               (3,938)
Extraordinary items                                                             --                 6,572                    --
                                                               --------------------  --------------------  --------------------


      Net loss                                                             (26,972)               (6,672)               (3,938)

Other comprehensive gain (loss) -
   Minimum pension liability adjustment                                        919                (1,156)                   --
                                                               --------------------  --------------------  --------------------

      Comprehensive loss                                              $    (26,053)          $    (7,828)          $    (3,938)
                                                               ====================  ====================  ====================

See accompanying notes to consolidated financial statements.

                                                                                                            (Continued)


                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                 AND PREDECESSOR

      Consolidated Statements of Operations and Comprehensive Loss, Continued
                                 (in thousands)

                                                                               THE PREDECESSOR
                                                                             ---------------------
                                                                              JANUARY 1, 1997 TO
                                                                                MARCH 14, 1997
                                                                             ---------------------
Coal sales and related revenue                                                       $     46,486

Operating costs:
   Cost of revenues                                                                        45,096
   Depreciation, depletion and amortization                                                 4,749
   General and administrative                                                               1,770
                                                                             ---------------------
                                                                                           51,615
                                                                             ---------------------

      Operating loss                                                                       (5,129)

Interest expense, net                                                                        (809)
                                                                             ---------------------

      Loss before income taxes and extraordinary items                                     (5,938)

Income taxes                                                                                   --
                                                                             ---------------------

Loss before extraordinary items                                                            (5,938)
Extraordinary items                                                                            --
                                                                             ---------------------

      Net loss                                                                             (5,938)

Other comprehensive gain (loss) - Minimum pension liability adjustment                         --
                                                                             ---------------------

      Comprehensive loss                                                             $     (5,938)
                                                                             ---------------------
                                                                             ---------------------

See accompanying notes to consolidated financial statements.

                 LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

           Consolidated Statements of Stockholder's Equity (Deficit)

                                                                                           ACCUMULATED
                                                          ADDITIONAL                          OTHER            TOTAL
                                            COMMON          PAID-IN         ACCUMULATED    COMPREHENSIVE   STOCKHOLDER'S
                                             STOCK          CAPITAL          DEFICIT           LOSS       EQUITY (DEFICIT)
                                          ------------   --------------   ---------------  -------------  ----------------
                                                                           (in thousands)
     THE PREDECESSOR

Balance at January 1, 1997                     $    1        $ 271,011       $ (236,693)       $  (653)        $ 33,666

Net loss                                          --               --            (5,938)            --           (5,938)
                                          ------------   --------------   ---------------  -------------  --------------

Balance at March 14, 1997                      $    1        $ 271,011       $ (242,631)       $  (653)        $ 27,728
                                          ------------   --------------   ---------------  -------------  --------------
                                          ------------   --------------   ---------------  -------------  --------------

       THE COMPANY

Balance at March 15, 1997                      $   --        $      --       $       --        $    --         $     --

Initial Company capitalization                      1            5,000               --             --             5,001

Net loss                                           --               --           (3,938)            --            (3,938)
                                          ------------   --------------   ---------------  -------------  --------------

Balance at October 31, 1997                         1            5,000           (3,938)            --             1,063

Net loss                                           --               --           (6,672)            --            (6,672)

Dividends paid                                     --               --          (27,818)            --           (27,818)

Minimum pension liability adjustment               --               --               --         (1,156)           (1,156)
                                          ------------   --------------   ---------------  -------------  --------------

Balance at October 31, 1998                         1            5,000          (38,428)        (1,156)          (34,583)

Net loss                                           --               --          (26,972)            --           (26,972)

Minimum pension liability adjustment               --               --               --            919               919
                                          ------------   --------------   ---------------  -------------  --------------

Balance at October 31, 1999                    $    1         $  5,000        $ (65,400)       $  (237)        $ (60,636)
                                          ------------   --------------   ---------------  -------------  --------------
                                          ------------   --------------   ---------------  -------------  --------------



See accompanying notes to consolidated financial statements.

                   LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

                    Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                          THE COMPANY
                                                                 ----------------------------------------------------------------
                                                                     YEAR ENDED            YEAR ENDED         MARCH 15, 1997 TO
                                                                  OCTOBER 31, 1999      OCTOBER 31, 1998      OCTOBER 31, 1999
                                                                 -------------------   -------------------   --------------------
Net cash used in operating activities:
  Net loss                                                         $    (26,972)          $     (6,672)           $     (3,938)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation, depletion, and amortization                             32,169                 27,349                  14,276
   Loss on sale/disposal of property plant and equipment                     19                     94                     -
   Amortization of deferred financing fees                                1,058                    822                     396
   Imputed interest                                                         639                  1,204                   1,406
   Gain from buyout of deferred payment obligations                         -                   (7,960)                    -
   Financing fees written off                                               -                    1,388                     -

   Changes in operating assets and liabilities:
    Accounts receivable                                                  (9,954)                 7,538                 (18,865)
    Inventories                                                          (5,881)                 2,054                     849
    Prepaid expenses and other current assets                              (398)                (1,444)                   (847)
    Other assets                                                         (1,113)                   687                     430
    Accounts payable                                                      6,891                (17,937)                  2,857
    Accrued expenses                                                     (6,140)                 2,787                  (6,613)
    Other non-current liabilities                                        (2,358)               (16,118)                 (4,945)
                                                                   ------------           ------------            ------------
      Net cash used in operating activities                             (12,040)                (6,208)                (14,994)
                                                                   ------------           ------------            ------------

Cash flows from investing activities:
 Payment for Stock Purchase                                                 -                      -                   (22,830)
 Payment for acquisitions                                               (11,184)                   -                       -
 Capital expenditures                                                   (12,098)               (34,360)                 (3,771)
 Proceeds from sales of property, plant and equipment                       144                    328                     252
                                                                   ------------           ------------            ------------
     Net cash used in investing activities                              (23,138)               (34,032)                (26,349)
                                                                   ------------           ------------            ------------

Cash flows from financing activities:
 Proceeds from long-term debt                                            24,282                150,000                  41,152
 Principal payments on long-term obligations                               (599)               (58,556)                 (4,852)
 Proceeds from (payments on) related party borrowings                       -                   (5,000)                  5,000
 Initial company capitalization                                             -                      -                     5,001
 Financing fees paid                                                        -                   (6,492)                 (1,903)
 Dividends paid                                                             -                  (27,818)                    -
                                                                   ------------           ------------            ------------
     Net cash provided by financing activities                           23,683                 52,134                  44,398
                                                                   ------------           ------------            ------------

Net increase (decrease) in cash                                         (11,495)                11,894                   3,055
Cash at beginning of year                                                14,949                  3,055                      -
                                                                   ------------           ------------            ------------
Cash at end of year                                                $      3,454           $     14,949            $      3,055
                                                                   ------------           ------------            ------------
                                                                   ------------           ------------            ------------
Supplemental cash flow disclosures:
 Interest paid                                                     $     18,373           $      3,590            $      4,086
                                                                   ------------           ------------            ------------
                                                                   ------------           ------------            ------------
 Income taxes paid                                                 $        -             $        347            $        -
                                                                   ------------           ------------            ------------
                                                                   ------------           ------------            ------------
 Minimum pension liability (decrease) increase                     $       (919)          $      1,156            $        -
                                                                   ------------           ------------            ------------
                                                                   ------------           ------------            ------------
 Debt incurred through acquisition of property,
  plant and equipment                                              $      7,251           $        -              $        -
                                                                   ------------           ------------            ------------
                                                                   ------------           ------------            ------------
 Other liabilities assumed through acquisition of
  property, plant and equipment                                    $     12,434           $        -              $        -
                                                                   ------------           ------------            ------------
                                                                   ------------           ------------            ------------

See accompanying notes to consolidated financial statements.

                                                                                                            (Continued)

                   LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

                    Consolidated Statements of Cash Flows
                                (in thousands)


                                                                  THE PREDECESSOR
                                                                ---------------------
                                                                 JANUARY 1, 1997 TO
                                                                   March 14, 1997
                                                                ---------------------
Net cash used in operating activities:
   Net loss                                                         $     (5,938)
   Adjustment to reconcile net loss to net cash
    used in operating activities:

      Depreciation, depletion, and amortization                            4,749

   Changes in operating assets and liabilities:
      Accounts receivable                                                  5,311
      Due from affiliates                                                  2,679
      Inventories                                                         (2,979)
      Prepaid expenses and other current assets                             (655)
      Other assets                                                          (148)
      Accounts payable                                                    (5,212)
      Accrued expenses                                                     3,225
      Other non-current liabilities                                       (2,770)
                                                                    ------------
       Net cash used in operating activities                              (1,738)
                                                                    ------------

Cash flows used in investing activities:
 Capital expenditures                                                     (1,149)
                                                                    ------------
       Net cash used in investing activities                              (1,149)
                                                                    ------------
                                                                    ------------

Cash flows used in financing activities:

 Net change in long-term due from Costain America Inc.                       210
 Principal payments on long-term obligations                              (1,698)
 Payments on short-term notes payable                                        (87)
                                                                    ------------
       Net cash used in financing activities                              (1,575)
                                                                    ------------

Net decrease in cash                                                      (4,462)
Cash at beginning of year                                                  8,314
                                                                    ------------

Cash at end of year                                                 $      3,852
                                                                    ------------
                                                                    ------------

Supplemental cash flow disclosures:
 Interest paid                                                      $        587
                                                                    ------------
                                                                    ------------
 Income taxes paid                                                  $      1,500
                                                                    ------------
                                                                    ------------
 Equipment acquired with note payable                               $      1,818
                                                                    ------------
                                                                    ------------


See accompanying notes to consolidated financial statements.

                   LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

                  Notes to Consolidated Financial Statements

                          October 31, 1999 and 1998
                               (in thousands)


(1)     OVERVIEW AND BASIS OF PRESENTATION

        (a)     THE BUSINESS

                Lodestar Holdings, Inc. and its subsidiaries, Lodestar
                Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company, (the Company), a wholly owned subsidiary of The Renco Group, Inc. (Renco), began operations on March 15, 1997. The Company's principal operations consist of a number of coal mining operations in Kentucky and an underground mine in Utah, which began production in 1999. Coal shipments are made to a wide variety of utilities throughout the United States. The Company operates in a single, dominant industry segment.

        (b)     STOCK PURCHASE

                Pursuant to the Stock Purchase Agreement between Costain America Inc. and the Company dated November 8, 1996, as amended by the Supplemental Agreement dated February 13, 1997 (the Stock Purchase), the common stock of Costain
                Coal Inc. and its subsidiaries (the Predecessor) was acquired by Lodestar Holdings, Inc. for a purchase price of $22,830 on March 14, 1997. Certain liabilities of the Predecessor were not acquired in the transaction and were transferred to Costain America Inc. Lodestar Holdings,
                Inc. was also indemnified by Costain America Inc. with regard to the outcome of certain Predecessor litigation. The acquisition of the Predecessor was accounted for using the purchase method of accounting as prescribed under Accounting Principles Board Opinion No. 16, "Business Combinations."

        (c)     SENIOR NOTES

                On May 15, 1998, Lodestar Holdings, Inc. sold and issued $150,000 in 11.5% Senior Notes due May 15, 2005 (the "Senior Notes"). The Senior Notes are guaranteed by the subsidiaries. The proceeds from the Senior Notes were used to repay existing indebtedness; purchase certain equipment financed pursuant to both operating and capital leases; buyout certain deferred payment obligations; pay a dividend to Renco; make contractual payments to certain executives; pay related fees and expenses; and reduce accounts payable and accrued expenses and for other general corporate purposes.

        (d)     BASIS OF PRESENTATION

                The accompanying consolidated financial statements present the Company's consolidated financial position as of October 31, 1999 and 1998 and its consolidated results of operations and cash flows for the years ended October 31, 1999 and 1998, and from the acquisition date of March 15, 1997 to October 31, 1997, and the consolidated operations and cash flows of the Predecessor for the period January 1, 1997 to March 14, 1997.



                                                                (Continued)

                   LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                AND PREDECESSOR

                  Notes to Consolidated Financial Statements

                          October 31, 1999 and 1998
                               (in thousands)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)    PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements for the years ended October 31, 1999 and 1998 and for the period from March 15, 1997 to October 31, 1997 include the accounts of the Company. The consolidated financial statements for the period from January 1, 1997 to March 14, 1997 include the accounts of the Predecessor. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)    INVENTORIES

                Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis for coal, materials, and supplies.

         (c)    REVENUE RECOGNITION

                Revenues are recognized upon passage of title of coal and coal ash. Revenues are primarily generated from coal shipments to customers throughout the United States.

         (d)    PROPERTY, PLANT AND EQUIPMENT

                Property, plant, and equipment are stated at cost or allocated cost for those assets acquired in the Stock Purchase. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. In addition, the Company capitalizes expenditures incurred during the acquisition and development phase of mining operations.

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

                In accordance with Statement of Financial Accounting Standards
                (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Additional depletion expense of $1,000 was recorded in the year ended October 31, 1999 to recognize impairment in the Company's investment in minerals in Eastern Kentucky. No impairment provision was required during the other periods presented.


                                                                (Continued)

                          LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                       AND PREDECESSOR

                         Notes to Consolidated Financial Statements

                                  October 31, 1999 and 1998
                                       (in thousands)

        (e)       INTANGIBLE ASSETS

                  Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited of 15 years. Goodwill net of accumulated amortization, was $5,737 and $6,201 at October 31, 1999 and 1998, respectively, and is included in other assets. Goodwill was reduced in 1998 by $600 for subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets.

                  The Company has certain contracts to sell coal and dispose of coal ash at prices in excess of market prices. These contracts, which were acquired as part of the Stock Purchase, are for varying periods of time, with the last contract expiring in the year 2025. These contracts were valued at the acquisition date at the present value of expected profits from sales under these contracts in excess of those that would be earned if sales were made at the then prevailing market prices. These contracts are being amortized using the straight-line method over the lives of the contracts.

                  The Company assesses the recoverability of intangible assets by a comparison of the carrying amounts of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses related to intangible assets were recorded in the consolidated financial statements presented.

        (f)       INCOME TAXES

                  Effective with the beginning of fiscal 1999, Renco, formerly a C Corporation, elected to be treated as an S Corporation for federal income tax purposes, pursuant to a change in the federal income tax laws allowing corporations with subsidiaries to elect such status. In connection with that election, Renco was permitted to designate its wholly-owned subsidiaries as qualified Subchapter S subsidiaries, and the Company has been so designated. Because of this designation, substantially all of the Company's taxable transactions are included in Renco's shareholders' income tax returns. Accordingly, no provision for income taxes has been included in the Company's consolidated statement of operations for fiscal 1999.

                  From March 15, 1997 to October 31, 1998, the Company was included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement among Renco and its subsidiaries, income taxes were allocated to the Company on a separate return basis, except that transactions between the Company, Renco, and Renco's other subsidiaries were accounted for on a cash basis and the Company did not receive the benefit of net operating loss carry-forwards, unless such carry-forwards were a result of temporary differences between the Company's accounting for tax and financial reporting purposes.

                  Prior to fiscal 1999, income taxes were determined under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled.

                                                                  (Continued)

                          LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                       AND PREDECESSOR

                         Notes to Consolidated Financial Statements

                                  October 31, 1999 and 1998
                                       (in thousands)

        (g)     WORKERS' COMPENSATION AND BLACK LUNG EXPENSE

                The cost of workers' compensation and black lung expense is based on historical claims experience and actuarial studies of workers' compensation and black lung claims incurred and reported and incurred but not reported. The black lung valuation methods project the ultimate expected number of state and federal black lung claims from the mine employee population, and based on the combined projected cost of such claims, estimates an annual cost with the goal of fully accruing for all future claims within the expected period of mining operations.

        (h)     RECLAMATION

                The estimated cost of final reclamation of active mining areas generally is accrued over the life of the respective mines based on the units-of-production method. Reclamation performed during mining operations is expensed as incurred.

        (i)     COMPREHENSIVE INCOME

                On November 1, 1997, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes a minimum pension liability adjustment and is presented in the consolidated statements of operations and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

                                                                  (Continued)

                          LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                       AND PREDECESSOR

                         Notes to Consolidated Financial Statements

                                  October 31, 1999 and 1998
                                       (in thousands)

   (3)   INVENTORIES

         Inventories consist of the following at October 31, 1999 and 1998:


                                              1999            1998
                                          ------------     -------------
            Coal                          $     12,366     $       6,067
            Materials and supplies               3,414             3,483
                                          ------------     -------------

                                          $     15,780     $       9,550
                                          ------------     -------------
                                          ------------     -------------


   (4)   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows at October 31,1999 and 1998:


                                              1999            1998
                                          ------------     -------------
            Land and mineral rights       $     50,299        $  27,206
            Buildings and improvements           1,169            1,169
            Machinery and equipment            106,590           92,560
            Deferred development costs          14,055           10,291
            Construction in progress             1,619              482
                                          ------------     -------------
                                               173,732          131,708

            Less accumulated
             depreciation, depletion,
             and amortization                  (64,488)         (36,210)
                                          ------------     -------------

            Property, plant and
             equipment, net                  $ 109,244        $  95,498
                                          ------------     -------------
                                          ------------     -------------


                                                                  (Continued)

                          LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                       AND PREDECESSOR

                         Notes to Consolidated Financial Statements

                                  October 31, 1999 and 1998
                                       (in thousands)


    (5)  LONG-TERM DEBT

         Long-term debt, excluding capital lease obligations, as of October 31, 1999 and 1998 consists of the following:


                                                                 1999            1998
                                                             ------------     -------------
             11 1/2 % Senior Notes, due May 15, 2005         $    150,000     $     150,000

             Revolving credit facility, interest
               payable monthly at 3/4% above prime
               (9.0% as of October 31, 1999), due
               May 15, 2001 ("Senior Credit Facility")             24,282               -

             Note payable with imputed interest at
              8.2%, payable in semi-annual installments
              of $375, through February 2012
              secured by $3.0 million in letters of credit          5,686               -
                                                             ------------     -------------

             Total long-term debt                                 179,968         150,000

             Less current installments                                750               -
                                                             ------------     -------------

             Long-term debt, excluding capital lease
              obligations and current installments             $  179,218       $ 150,000
                                                             ------------     -------------
                                                             ------------     -------------


             The aggregate maturities of long-term debt, excluding capital lease obligations, as of October 31, 1999 are as follows:

                      YEAR ENDING OCTOBER 31,               AMOUNT
              -----------------------------------------------------

              2000                                        $    750
              2001                                          25,032
              2002                                             750
              2003                                             750
              2004                                             750
              Thereafter                                   155,375
                                                    --------------
                                                           183,407

              Less amount representing imputed
               interest at a rate of 8.2%                    3,439
                                                    --------------

              Present value of long-term debt
               payments                                    179,968

              Less current installments of
               long-term debt                                  750
                                                    --------------

              Long-term debt, excluding current
               installments                             $  179,218
                                                    --------------
                                                    --------------

         The Senior Notes are general unsecured obligations of Lodestar Holdings, Inc. and are guaranteed by Lodestar Energy, Inc.,
         Eastern Resources, Inc. and Industrial Fuels Minerals Company. Interest on the Senior Notes is payable semi-annually on May 15 and November 15.

                                                                  (Continued)

                          LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                       AND PREDECESSOR

                         Notes to Consolidated Financial Statements

                                  October 31, 1999 and 1998
                                       (in thousands)

         The Company's Senior Credit Facility expires May 15, 2001. The limits on aggregate borrowings and letters of credit are $90,000 and $30,000, respectively. Availability under the facility is based upon inventory and accounts receivable levels with respect to borrowings, and the appraised value of property, plant, and equipment with respect to letters of credit. As of October 31, 1999 and 1998, letters of credit outstanding under this facility were $25,242 and $15,206, respectively. The Senior Credit Facility is secured by substantially all of the assets of Lodestar Energy, Inc.

         See note 17 for discussion of subsequent events, which affected the terms of the Senior Credit Facility.

(6)      LEASES

         The Company is obligated under a capital lease for equipment that expires in 2003. As of October 31, 1999, the gross amount of equipment and related accumulated depreciation recorded under the capital lease was $1,445 and $69, respectively.

         As of October 31, 1999, the Company has non-cancelable operating leases for mining and transportation equipment and administrative facilities. The leases expire at various dates through 2012. Rental expense for operating leases during the years ended October 31, 1999 and 1998, the period March 15, 1997 to October 31, 1997, and the Predecessor's period January 1, 1997 to March 14, 1997 was $1,721, $5,090, $7,121, and
         $1,933, respectively.

         Future minimum lease payments under non-cancelable operating leases and capital lease payments as of October 31, 1999 are as follows:

                                             CAPITAL      OPERATING
        YEAR ENDING OCTOBER 31,              LEASES         LEASES
        -----------------------              -------      ----------
2000                                          $  385       $  2,650
2001                                             385          2,650
2002                                             385          2,464
2003                                             385          1,535
2004                                              32          1,535
Thereafter                                         -          7,404
                                               -----       --------
Total minimum lease payments                   1,572       $ 18,238
                                                           ========

Less amount representing imputed
     interest at a rate of 8.5%                  248
                                               -----

Present value of net minimum capital
     lease payments                            1,324

Less current installments of capital
     lease obligations                           283
                                               -----

Capital lease obligations, excluding
     current installments                      $ 1,041
                                               =======

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

(7)      INCOME TAXES

         Due to the Company's Subchapter S status, no income tax expense or benefit was applicable during 1999. The income tax expense for the year ended October 31, 1998, the period from March 15, 1997 to October 31, 1997 and the period from January 1, 1997 to March 14, 1997 was $ -0-.

         Total income tax expense (benefit) differs from the amount computed by applying the federal income tax rate of 35% to loss before income taxes as a result of the following:

                                                       THE COMPANY                       THE PREDECESSOR
                                           ---------------------------------------     ------------------
                                             YEAR ENDED          MARCH 15, 1997 TO     JANUARY 1, 1997 TO
                                           OCTOBER 31, 1998       OCTOBER 31, 1997       MARCH 14, 1997
                                           ----------------      -----------------     -------------------
Computed "expected" tax benefit                 $    (2,335)          $     (1,378)          $     (2,078)

Increase (reduction) in income taxes
   resulting from State income taxes,
   net of Federal income tax benefit                   (297)                  (197)                    774

Increase (decrease) in valuation allowance             (209)                      -                  1,304

Other, net                                              258                       -                      -

Net operating loss for which no
   benefit is available                               2,583                   1,575                      -
                                                -----------           -------------          -------------
Total income tax expense                        $         -           $           -          $           -
                                                ===========           =============          ==============

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 1998 are presented below:

                                           1998
                                           ----
Deferred tax assets:

   Accrued reclamation                     $  4,644
   Other accrued liabilities                  7,200
   Depreciation and depletion                 6,534
                                           --------
Total gross deferred tax assets              18,378

Less valuation allowance                     (4,753)
                                           --------

Net deferred tax assets                      13,625

Deferred tax liabilities:
   Coal and ash disposal contracts          (15,025)
                                           --------
Net deferred tax liability                 $ (1,400)
                                           ========




         The valuation allowance decreased $809 for the year ended October 31, 1998. There was no change in the valuation allowance for the period March 15, 1997 to October 31, 1997. The valuation allowance increased $1,304 in the period January 1, 1997 to March 14, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         The net deferred tax liability of $1,400 at October 31, 1998 was reclassified to other non-current liabilities on the accompanying 1999 consolidated balance sheet.

(8)      BENEFIT PLANS

         The Company's defined benefit pension plan provides specified pension benefits to certain eligible participants based on the employees' years of service. Contributions to the plan are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements. The plan's assets consist primarily of investments in intermediate term fixed income loans and private placement bonds and mortgages. The plan had 1,056 and 1,093 participants at October 31, 1999 and October 31, 1998, respectively.

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

         The plan's benefit obligations, fair value of plan assets, and funded status of the plan at October 31, 1999 and 1998 are as follows:


                                                                                    1999            1998
                                                                            ---------------  --------------
CHANGE IN BENEFIT OBLIGATION:

   Benefit obligation at beginning of year                                        $ 11,823        $  9,613
   Service cost                                                                        307             285
   Interest cost                                                                       794             715
   Actuarial (gain) loss                                                            (1,598)           1,689
   Benefits paid                                                                      (406)            (479)
                                                                                  --------        ---------
   Benefit obligation at end of year                                                10,920           11,823
                                                                                  --------        ---------
CHANGE IN PLAN ASSETS:

   Fair value of plan assets at beginning of year                                    9,030            8,089
   Actual return on plan assets                                                        (36)             715
   Employer contribution                                                               750              705
   Benefits paid                                                                      (406)            (479)
                                                                                  --------        ---------
   Fair value of plan assets at end of year                                          9,338            9,030
                                                                                  --------        ---------

   Funded status                                                                    (1,582)          (2,793)
   Unrecognized net actuarial loss                                                     237            1,156
                                                                                  --------        ---------
      Net amount recognized                                                       $ (1,345)       $  (1,637)
                                                                                  ========        =========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:

   Accrued benefit liability                                                      $ (1,582)       $  (2,793)
   Accumulated other comprehensive loss                                                237            1,156
                                                                                  --------        ---------
      Net amount recognized                                                       $ (1,345)       $  (1,637)
                                                                                  ========        =========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF OCTOBER 31:

   Discount rate                                                                     7.50%             6.75%
   Expected return on plan assets                                                    7.00%             7.00%

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

         Components of net periodic benefit cost:

                                                                THE COMPANY                                   THE PREDECESSOR
                                          -------------------------------------------------------------     ------------------
                                             YEAR ENDED            YEAR ENDED         MARCH 15, 1997 TO     JANUARY 1, 1997 TO
                                          OCTOBER 31, 1999      OCTOBER 31, 1998      OCTOBER 31, 1997        MARCH 14, 1997
                                          ----------------      ----------------      -----------------     ------------------
Service cost                                   $   307              $  285                 $  226               $    71
Interest cost                                      794                 715                    442                   140
Expected return on plan assets                    (642)               (615)                  (445)                 (141)
Amortization of prior service cost                 -                   -                      122                    39
                                               -------              ------                 ------               -------
Net periodic benefit cost                      $   459              $  385                 $  345               $   109
                                               =======              ======                 ======               =======

         The Company's defined contribution plan covers all employees meeting certain eligibility requirements. Contributions expensed to this plan were $927 for the year ended October 31, 1999, $1,117 for the year ended October 31, 1998, $760 for the period March 15, 1997 to October 31, 1997, and $236 for the Predecessor period January 1, 1997 to March 14, 1997.

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At October 31, 1999 and 1998, the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments.

         The fair value of the Senior Notes is subject to periodic fluctuations due to prevailing market conditions which are impacted by interest rates and other factors beyond the control of the Company. As of October 31, 1999 and 1998, the fair value of the 11.5% Senior Notes was approximately $75,000 and $120,000, respectively, based on quoted market prices. The carrying values of the Senior Credit Facility and other debt are not materially different from the estimated fair value.

(10)     RELATED PARTY TRANSACTIONS

         Renco provides certain management services to the Company under a management agreement. Payments of $1,200 were made annually during 1999 and 1998 in accordance with this agreement. Charges of $750, which would have been incurred in accordance with this agreement, were waived for the period from March 15, 1997 to October 31, 1997. Management believes that such costs approximate the cost of comparable services, which could be obtained from unaffiliated entities.

         At October 31, 1997, the Company had a $3,000 non-interest-bearing note payable to Renco for cash provided during the period from March 15, 1997 to October 31, 1997. This note payable was repaid during 1998 with the proceeds from the Senior Notes.

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

         The Company also had a note payable in the amount of $2,000 to Renco at October 31, 1997. This note bore interest at a rate of 8.25% and was repaid during 1998 with the proceeds from the Senior Notes. Interest charges through October 31, 1997 were waived by Renco.

         As an inducement for the Company's lenders to enter into an amendment to the credit facility in November 1999, Renco entered into an agreement, to provide in certain circumstances, up to $6,000 of subordinated loans to Lodestar should certain financial covenants not be achieved. See note 17.

(11)     COMMITMENTS AND CONTINGENCIES

         The Company has future minimum royalty payments including obligations which were incurred in conjunction with the acquisition of certain mining rights as more fully described in note 17, which represent advance royalty obligations; these are generally recoupable against royalty payments otherwise due based on production. The expected future royalty payments in conjunction with these commitments are as follows:

                    YEARS ENDING
                    OCTOBER 31,            AMOUNT
                    ------------           ------
                    2000                   $  4,908
                    2001                      4,348
                    2002                      4,264
                    2003                      3,285
                    2004                      2,439
                    Thereafter                7,987
                                           --------
                                           $ 27,231
                                           ========

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

         As of October 31, 1999 and 1998, the Company has outstanding performance bonds of $81,465 and $69,800, respectively. Of the total outstanding bonds, $53,011 and $43,605, respectively, have been provided to government agencies that provide mining permits to maintain land reclamation bonds. The remainder of outstanding bonds provide surety for various obligations, including contractual performance and workers' compensation payments. As support for the issuers of the outstanding bonds and in conjunction with other commitments, the Company has outstanding letters of credit totaling $25,242 and $15,206 as of October 31, 1999 and 1998, respectively.

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

         A significant customer (the "Customer") of the Company is involved in litigation with the utility for which the Customer generates power. The Customer alleged, among other things, that the utility was in breach of its contract for underpaying disputed amounts. While the lawsuit was pending, the utility withheld a portion of the amounts invoiced by the Customer and the Customer in turn withheld a portion of the amounts invoiced by the Company. On August 12, 1999, following a three week trial, a judgment in excess of $18.1 million was entered in favor of the Customer. Slightly in excess of $5.1 million of the judgment related to the portion of the Customer's claim in which the Company has a financial interest. The judgment has been appealed by the utility. No monies have changed hands between the parties relating to the judgment. Due to a declaratory order prepared by the court no "underpayments" have occurred since the judgment date. Should the judgment in favor of the Customer be reversed during the appeal process, it would have an adverse effect on the Company as $4,313 has been recorded as a current receivable relative to this matter on the Company's October 31, 1999 consolidated balance sheet. Additionally, there is further potential that the Customer's ability to meet its other financial obligations may be adversely affected to the extent the Customer is not successful in its litigation. As of October 31, 1999, the Company has undisputed receivables totaling $9,280 from the Customer ($3,445 of which is classified as current and $5,835 of which is classified as long-term). The Company also has contracts with the Customer to sell coal and dispose of coal ash. These contracts were part of the intangible asset recorded in connection with the Stock Purchase. As of October 31, 1999, the net amount recorded for these contracts with the Customer is $14,957. Management of the Company does not consider any loss with regard to these assets probable or estimable at this time.

(12)     SIGNIFICANT CUSTOMERS

         The Company derives a significant portion of its coal sales and related revenue from three customers each of whom contribute in excess of 10% of the total. Coal sales and related revenue from these customers totaled approximately $147,000 or 61% (28%, 18% and 15%, respectively) of total coal sales and related revenue for the year ended October 31, 1999. Trade accounts receivable from these customers totaled $18,554 at October 31, 1999.

         For the year ended October 31, 1998, two customers contributed in excess of 10% of the total coal sales and related revenue totaling approximately $118,000 or 45% (27% and 18%, respectively). Coal sales and related revenue from these two customers totaled approximately $76,000, or 44% (27% and 17%, respectively) of total coal sales and related revenue, for the period March 15, 1997 to October 31, 1997. Trade accounts receivable from these customers totaled $13,745 at October 31, 1998.

         Likewise, the Predecessor derived a significant portion of its coal sales and related revenue from these two customers. Coal sales and related revenue from these customers totaled approximately $19,000 or 41% (22% and 19%, respectively) of total coal sales and related revenue for the period January 1, 1997 to March 14, 1997.

(13)     EXTRAORDINARY ITEMS

         The extraordinary items recorded in 1998 result from a credit associated with the buyout of certain deferred payment obligations and a charge associated with the write-off of capitalized costs. The deferred payment obligations were bought out at a discount from book value of $7,960. The charge of $1,388 represented the write-off of all unamortized costs attributable to certain indebtedness which was paid in full with the proceeds from the Senior Notes.

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

(14)     ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

         Accrued expenses consist of the following at October 31, 1999 and 1998:

                                                 1999            1998
                                                 ----            ----
Royalties                                      $  2,120        $  3,299
Taxes, other than income                          2,675           3,120
Payroll and benefits                              3,515           3,928
Workers' compensation and black lung              3,920           4,838
Reclamation costs                                 3,187           2,186
Interest                                          7,906           7,906
Other                                             5,358           7,134
                                               --------        --------
                                               $ 28,681        $ 32,411
                                               ========        ========

         Other non-current liabilities consist of the following at October 31, 1999 and 1998:

                                                 1999            1998
                                                 ----            ----
Reclamation costs                                $ 24,574        $ 16,225
Workers' compensation and black lung               12,319          12,201
Other                                              10,923          12,363
                                                 --------        --------
                                                 $ 47,816        $ 40,789
                                                 ========        ========

(15)     YEAR 2000 (UNAUDITED)


         No operational, financial, or other problems were encountered in conjunction with the Y2K transition, nor is business interruption from compliance issues within the controllable scope of Lodestar expected in the future. The Company engaged an independent consultant to assist in the Y2K project. Total incremental expenditures related to Y2K projects were $864 and $16 in the years ended October 31, 1999 and 1998, respectively.

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

(16)     SELECTED QUARTERLY DATA (UNAUDITED)

         The following is a summary of unaudited quarterly results for the years ended October 31, 1999 and 1998:

                                                                      THREE MONTHS ENDED 1999
                                                ------------------------------------------------------------
                                                JANUARY 31       APRIL 30          JULY 31        OCTOBER 31
                                                ----------       --------          -------        ----------
                                                                      (DOLLARS IN THOUSANDS)
Net sales                                       $  57,430       $  47,314         $  67,719        $  67,587
Gross margin                                        8,762           8,607            12,433            8,223
Net loss                                           (5,441)         (5,705)           (5,689)         (10,137)

                                                                      THREE MONTHS ENDED 1998
                                                ------------------------------------------------------------
                                                JANUARY 31       APRIL 30          JULY 31        OCTOBER 31
                                                ----------       --------          -------        ----------
                                                                      (DOLLARS IN THOUSANDS)
Net sales                                       $  71,588       $  64,650         $  63,419        $  64,059
Gross margin                                       13,802           7,792             8,536            9,757
Income (loss) before extraordinary items            1,711          (1,632)           (8,737)          (4,586)
Net income (loss)                                   1,711          (1,632)           (2,165)          (4,586)

         During the three months ended July 31, 1998, the Company recorded $6,572 of extraordinary items. See note 13.

(17)     SUBSEQUENT EVENT (UNAUDITED)

         In November of 1999, the Company completed a transaction to acquire certain mining rights and mining equipment in Eastern Kentucky. In order to secure the necessary funds required to consummate this transaction, Lodestar entered into an amendment to its Senior Credit Facility providing for a supplemental loan of $6,700. This supplemental loan bears interest at the prime rate plus 0.75% and is payable in four equal quarterly installments beginning January 31, 2000. In conjunction with this amendment to its existing facility the Company, among other things, is now subject to minimum monthly earnings tests during the remaining life of its Senior Credit Facility.

         Simultaneous with the amendment as previously described, Renco entered into an agreement with the Company's lenders to provide in certain circumstances subordinated loans of up to $6 million to the Company should the Company fail to maintain certain financial covenants required by the current terms of the Senior Credit Facility or should the Company not meet minimum daily loan availability requirements.

                                                              (Continued)

                      LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                                  AND PREDECESSOR

                     Notes to Consolidated Financial Statements

                                October 31, 1999 and 1998
                                     (in thousands)

         As shown in the accompanying consolidated financial statements, the Company has incurred significant net losses and negative cash flows during fiscal 1999 and 1998. The Company projects ongoing losses in fiscal 2000 with positive cash flow primarily as a result of reduced capital expenditures and positive working capital changes. The amount of the Company's losses has been impacted by generally unfavorable factors affecting the coal industry in the Eastern United States, as well as, its own specific operational problems, which are in large part due to its shortage of economically mineable low-sulfur reserves. During the fiscal year ended October 31, 1999 and including its acquisition in November of 1999, the Company expended $16,084 in cash, has committed $7,851 in debt payments and has assumed short and long-term obligations of $15,734 in an effort to improve its low-sulfur reserve base. Approximately 38.5% of the Company's production in fiscal 2000 is expected to be from mining rights which have been acquired since January 1, 1999.

         The Company's continued financial viability is dependent upon its ability to successfully integrate these newly acquired properties with its existing operations in a manner which improves operational results and to maintain adequate levels of liquidity under its Senior Credit Facility until the necessary operational improvements can be attained. In the event the Company is unable to improve its operational performance, it will need to obtain additional financing.

PART II.  - ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

None.

PART III.  - ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding the directors and executive officers of the Company and the Guarantors:

NAME                                             AGE                            POSITION
----                                             ---                            --------
Ira Leon Rennert                                 65    Chairman and Director of the Company, Lodestar, Eastern
                                                       Resources and Industrial Fuels.

John W. Hughes                                   58    President and Chief Executive Officer of the Company and
                                                       Lodestar and President of Eastern Resources and Industrial
                                                       Fuels.

R. Eberley Davis                                 42    Vice President, General Counsel and Assistant Secretary of
                                                       Lodestar and Assistant Secretary of the Company, Eastern
                                                       Resources and Industrial Fuels.

Michael E. Donohue                               48    Vice President and Chief Financial Officer of the Company,
                                                       Lodestar, Eastern Resources and Industrial Fuels.

T. LeMichael Francisco                           43    Vice President of Marketing and Business Development of
                                                       Lodestar and Vice President of Industrial Fuels.

William M. Potter                                47    Vice President of Operations of Lodestar

IRA LEON RENNERT has been Chairman, Chief Executive Officer, Director and principal shareholder of Renco (including predecessors) since Renco's first acquisition in 1975, Chairman and Director of the Company since its establishment in August 1996 and Chairman and Director of Lodestar, Eastern Resources and Industrial Fuels since March 1997. Mr. Rennert was Chief Executive Officer of the Company from April 1998 until January 2000. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with Lodestar, including WCI Steel, Inc., The Doe Run Resources Corporation, Renco Metals, Inc. and AM General Corporation.

JOHN W. HUGHES has been President of the Company since April 1998 and of the Predecessor Company and Lodestar since August 1996. Mr. Hughes has been Chief Executive Officer of the Company and Lodestar since January 2000. Mr. Hughes was Chief Operating Officer of the Company from April 1998 until January 2000, and of the Predecessor Company and Lodestar from July 1995 until January 2000. Mr. Hughes joined the Predecessor Company in July 1995 as Executive Vice President and Chief Operating Officer. From May 1993 until joining the Predecessor Company, Mr. Hughes was a consultant and pursued personal interests outside the coal industry. From November 1992 to May 1993, Mr. Hughes was the Manager of Operations, Safety and Environmental and the President of Shell Mining Company. Mr. Hughes has over 30 years of experience in the coal mining and the oil and gas industries.

R. EBERLEY DAVIS has been Vice President and General Counsel of the Predecessor Company and Lodestar since November 1995. Mr. Davis previously served as Director of Legal Affairs and Corporate Counsel of the Predecessor Company from July 1995 to November 1995 and as Director of Legal Affairs for the Western Division of the Predecessor Company from January 1993 to July 1995. Mr. Davis is a member of the Kentucky bar.

MICHAEL E. DONOHUE has been Chief Financial Officer of the Company and Vice President and Chief Financial Officer of Lodestar, Eastern Resources, and Industrial Fuels since April 1998 and Treasurer of Industrial Fuels since October 1994. From October 1997 to April 1998, Mr. Donohue was a consultant to Lodestar. From November 1995 to September 1997, Mr. Donohue served as Vice President and Treasurer of Lodestar and the Predecessor Company, and from March 1993 to November 1995, Mr. Donohue served as Assistant Treasurer of the Predecessor Company. Mr. Donohue has held various positions with the Predecessor Company and its subsidiaries since 1981.

T. LEMICHAEL FRANCISCO has been Vice President of Marketing and Business Development of Lodestar since August 1999. Mr. Francisco was Vice President - East Kentucky Operations of the Predecessor Company and Lodestar from July 1995 until August 1999 and has been Vice President of Industrial Fuels since August 1995. Since joining the Predecessor Company in June 1985, Mr. Francisco has held positions as, among others, Chief Engineer - East Kentucky and Senior Production Engineer. Mr. Francisco has over eighteen years experience in civil and mining engineering and is a registered Professional Engineer.

WILLIAM M. POTTER has been Vice President - Operations of Lodestar since October 1999. Mr. Potter was Vice President - West Kentucky Operations of the Predecessor Company and Lodestar from July 1995 until October 1999. Mr. Potter was Mine Superintendent of Southard Coal from 1987 until it was acquired by the Predecessor Company in 1989, and Mr. Potter remained in that position at the Predecessor Company until 1990 when he became Superintendent of the Baker and Wheatcroft mines. In 1993, Mr. Potter became General Manager of certain underground operations in Western Kentucky. Mr. Potter has over 22 years of experience in the mining industry.

PART III.  - ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the named executive officers by Lodestar and the Predecessor Company for services rendered in all capacities for the twelve months ended October 31, 1997, 1998, and 1999:

                                                  SUMMARY COMPENSATION TABLE
                                                  --------------------------
                                                                             LTIP PAYOUTS (2)
                             FISCAL      SALARY          BONUS               & PAYOUTS LONG-       ALL OTHER
NAME AND POSITION            YEAR       (ANNUAL     COMPENSATION (1))       TERM COMPENSATION    COMPENSATION(3)
-----------------           ------      -------     -----------------       -----------------    ---------------
Ira Leon Rennert (4)          1999             -              -                          -          $1,200,000
Chairman and Director         1998             -              -                          -           1,200,000
                              1997             -              -                          -                   -
---------------------------------------------------------------------------------------------------------------
John W. Hughes                1999      $220,000              -                          -              11,811
President and Chief           1998       220,000              -                   $695,455               7,816
Executive Officer             1997       220,000       $330,000                          -               7,176
---------------------------------------------------------------------------------------------------------------
Michael E. Donohue            1999       150,000              -                          -               8,855
Vice President and CFO        1998        95,250              -                    150,000               5,428
                              1997       109,648              -                          -               6,934
---------------------------------------------------------------------------------------------------------------
R. Eberley Davis              1999       155,000              -                          -               9,758
Vice President and General    1998       155,000              -                    347,727               7,297
Counsel                       1997       155,000         35,000                          -               6,511
---------------------------------------------------------------------------------------------------------------
T. LeMichael Francisco        1999       148,750              -                          -               9,331
Vice President                1998       130,000              -                    347,727               6,120
                              1997       115,000              -                          -               4,543
---------------------------------------------------------------------------------------------------------------
William M. Potter             1999       127,675              -                          -              10,732
Vice President                1998       111,500              -                    347,727               3,038
                              1997       111,838            189                          -               2,937
---------------------------------------------------------------------------------------------------------------

-----------

(1) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(2) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation Agreement. See "Net Worth Appreciation Agreements."

(3) The amounts shown as "All Other Compensation" in the table for each named executive officer, except Mr. Rennert, represent contributions to Messrs. Hughes, Donohue, Davis, Francisco and Potter under Lodestar's 401(k) plan of $8,800, $8,125, $9,300, $8,925, and $10,144, respectively in fiscal 1999, $6,400, $4,798, $6,200, $5,200 and $2,248, respectively, in fiscal 1998, and $6,000, $6,321, $5,600, $3,867 and
         $2,280 respectively, in fiscal 1997 and payments of life insurance premiums of $3,011, $730, $458, $406, and $588, respectively in fiscal 1999, $1,416, $630, $1,097, $920 and $790, respectively, in fiscal
         1998, and $1,176, $613, $911, $676 and $657, respectively, in fiscal
         1997.

(4) Mr. Rennert receives no compensation directly from Lodestar. He is Chairman of the Board and, through trusts established for himself and his family, is the sole stockholder of Renco, which receives a management fee from Lodestar pursuant to the Management Consulting Agreement. The amount shown as all other compensation to Mr. Rennert are the management fees paid by Lodestar to Renco for fiscal 1999 and 1998. The management consultant fee was waived for March 15, 1997 to October 31, 1997.

The executive officers who receive salaries are employees of Lodestar and receive their compensation from Lodestar. No compensation is paid to the executive officers by Lodestar Holdings, Inc.

NET WORTH APPRECIATION AGREEMENTS

The named executive officers, except Mr. Rennert, are each parties to net worth appreciation agreements with Lodestar, pursuant to which, upon termination of each person's employment with Lodestar, he is entitled to receive an amount equal to a fixed percentage of the cumulative net income of the Company, as defined, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after later of (i) the termination of each person's employment or (ii) attaining age 62.

The base date for each of the named executive officers under their respective net worth appreciation agreement is March 14, 1997, the date of the Acquisition. Mr. Hughes has a net worth percentage of 2.5% that vests as to 1.5% on April 30, 2000 and 0.5% on each of April 30, 2001 and 2002, PROVIDED that in each case Mr. Hughes remains in the employ of Lodestar until the applicable vesting date. Messrs. Davis, Francisco, Potter and Donohue each has a net worth percentage of 1.25% that vests as to 0.75% on April 30, 2000 and 0.25% on each of April 30, 2001 and 2002, PROVIDED that in each case Messrs. Davis, Francisco, Potter and Donohue each remains in the employ of Lodestar until the applicable vesting date. As of October 31, 1999, the cumulative vested value of the net worth appreciation agreements for each of the named executive officers was zero.

The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of Lodestar, the active participants will be entitled to receive an amount equal to a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. Upon consummation of the offering of the Senior Notes, approximately $2.8 million was paid to certain employees of Lodestar, including each named executive officer, pursuant to the net worth appreciation agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company had no compensation committee during fiscal 1997, 1998 or 1999. Mr. Rennert is the sole member of the Board of Directors. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert on behalf of Renco.

EMPLOYMENT AGREEMENTS

The named executive officers are parties to employment agreements with Lodestar, expiring April 1, 2002, automatically renewable thereafter for additional one year terms. These employment agreements provide for the following:

                                   BASE
       NAME                    ANNUAL SALARY       ANNUAL BONUS
-------------------------------------------------------------------
John W. Hughes                     $  220,000        $   75,000

R. Eberley Davis                      155,000            25,000

T. LeMichael Francisco                130,000            25,000

William M. Potter                     111,500            25,000

Michael E. Donohue                    150,000            35,000

-------------

Each employee's receipt of his annual bonus is subject to (a) his achieving performance objectives established by Lodestar, (b) being in the active employ of Lodestar at the close of the fiscal year, and (c) Lodestar's financial statement for such fiscal year, as prepared by its independent public accountants, showing a positive net income. No bonuses are payable for fiscal 1999.

Each of the above described employment agreements requires that, until April 1, 2002 or the termination of employment, whichever is later, the executive officer not, directly or indirectly, engage in any aspect of the business of coal mining as an officer, director, partner, proprietor, investor, associate, employee or consultant in a capacity competitive to the Company. In addition, each of the above executive officers has agreed to maintain the confidentiality of information obtained during his employment with Lodestar.

BENEFITS

Lodestar has a 401(k) defined contribution plan that covers all employees. Employees can defer up to 15% of their income, and Lodestar contributes $1.00 for each $1.00 deferred up to 4% of an employee's salary (except for certain employees of the Western Kentucky mining operations) and $0.50 for each $1.00 deferred up to 4% of an employees' salary for such Western Kentucky employees. Amounts deferred vest after five years.

Lodestar has a defined benefit plan for certain employees of the Western Kentucky mining operations who do not receive full 401(k) matching from Lodestar. Eligible employees receive, subject to certain limitations, a monthly benefit equal to the sum of $17.08875 for each year of service up to ten years, $17.64 for each year of service in excess of ten years up to twenty years, $18.19125 for each year of service in excess of twenty years up to 30 years and $18.7425 for each year of service in excess of 30 years up to 40 years. Benefits begin on or before the 60th day after the end of the calendar year in which the latest of the following occur: (i) the eligible employee attains the age of 65,
(ii) the tenth anniversary of the eligible employee's participation in the plan or (iii) the date the eligible employee ceased to be an employee. William M. Potter, the only named executive officer who participates in this plan, based on his service to date, would receive benefits upon retirement at the age of 62 estimated to be $170.89 per month.

Industry legislation, including the Federal Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, and the Black Lung Reform Act of 1977 mandate certain benefits for current and retired coal miners for which directors and executive officers of the Company may be eligible.

PART III.  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table sets forth certain information as of the date hereof regarding the beneficial ownership of common stock of the Company by each beneficial owner of 5% or more of the common stock of the Company, each director and each named executive officer of the Company and Lodestar during the last fiscal year, and by all directors and executive officers of the Company and Lodestar as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                        BENEFICIAL OWNERSHIP
NAME OF BENEFICIAL OWNERS                                                   SHARES OF COMMON STOCK       PERCENT
----------------------------------------------------------------------------------------------------------------
The Renco Group, Inc.(1)                                                             1,000               100.0%
Ira Leon Rennert(1)(2)                                                               1,000               100.0%
John W. Hughes                                                                         -                    -
Michael E. Donohue                                                                     -                    -
R. Eberley Davis                                                                       -                    -
T. LeMichael Francisco                                                                 -                    -
William M. Potter                                                                      -                    -
All directors and executive officers as a group (16 persons)                         1,000               100.0%

-----------

(1) The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, 42nd Floor, New York, New York 10112.

(2) Mr. Rennert is deemed to beneficially own the Common Stock of the Company owned by Renco due to the ownership by trusts established by him for himself and members of his family all the outstanding Common Stock of Renco.

By virtue of Renco's ownership of all the outstanding shares of Common Stock, and Mr. Rennert's ownership of all of the stock of Renco, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock, including the election of the Board of Directors.

PART III.  - ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consulting Agreement, effective March 14, 1997, as amended (the "Management Consultant Agreement"), between Renco and Lodestar, Lodestar pays annual fees of $1.2 million to Renco. The Management Consultant Agreement provides that Lodestar shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2005, and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. For the period March 15, 1997 to October 31, 1997, Lodestar's management fees were waived by Renco. Lodestar believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which Lodestar could obtain such services from unaffiliated entities.

Effective with the beginning of fiscal 1999, Renco, formerly a C corporation, elected to be treated as an S corporation for federal income tax purposes, pursuant to a change in the federal income tax laws allowing corporation with subsidiaries to elect such status. In connection with that election, Renco is permitted to designate its wholly-owned subsidiaries as qualified Subchapter S subsidiaries, and the Company has been so designated. Because of this designation, substantially all of the Company's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. The Company will continue to provide for state and local income taxes for those taxing jurisdictions which do not recognize qualified Subchapter S subsidiary status, although management believes such state and local taxes will not be material to the Company. However, under the "built in gains" provision of the tax law, certain federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the Subchapter S subsidiary designation if the associated assets are disposed of within the ten-year post-designation period.

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company and Lodestar, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of Lodestar's insurance coverage obtained under the Renco programs are property and business interruption. The premiums for property and business interruption are allocated by Renco substantially as indicated in the underlying policies. Renco also purchases and administers certain insurance policies exclusively for Lodestar, including general and product liability, automobile liability, casualty umbrella, workers' compensation (excluding the Kentucky self-insured program), marine liability, fiduciary and fidelity. The cost of such insurance, without markup, is reimbursed by Lodestar as incurred. The total insurance cost under the Renco insurance programs incurred in fiscal 1999 by Lodestar was approximately $2.1 million. Lodestar believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

In connection with the Acquisition, Renco loaned $2.0 million to the Company. In addition, Renco loaned $3.0 million to Lodestar in October 1997 to provide working capital. These loans were repaid in full, including accrued interest thereon, with the net proceeds of the offering of the Notes.

Upon consummation of the offering of the Notes, the Company paid a dividend to Renco of $27.8 million.

As an inducement for the Company's lenders to enter into an amendment to the credit facility in November 1999, Renco entered into an agreement, with the Company's lenders to provide in certain circumstances subordinated loans of up to $6.0 million to the Company should the Company fail to maintain certain financial covenants as discussed in note 17 of the consolidated financial statements.

PART IV.  - ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)      Documents Filed as a Part of This Report.

1.       Consolidated Financial Statements

         The consolidated financial statements listed below together with the report thereon of the independent auditors dated January 21, 2000, are included in this report for Item 8. And is incorporated by reference herein.

         Consolidated Balance Sheets as of October 31, 1999 and 1998

         Consolidated Statements of Operations and Comprehensive Gain (Loss) for the years ended October 31, 1999 and 1998, the period from March 15, 1997 to October 31, 1997, and the Predecessor's period from January 1, 1997 to March 14, 1997

         Consolidated Statements of Stockholder's Equity (Deficit) for the years ended October 31, 1999 and 1998, the period from March 15, 1997 to October 31, 1997, and the Predecessor's period January 1, 1997 to March 14, 1997

         Consolidated Statements of Cash Flows for the years ended October 31, 1999 and 1998, the period from March 15, 1997 to October 31, 1997, and the Predecessor's period from January 1, 1997 to March 14, 1997

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedule

         Independent Auditors' Report on Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts.

3.       Exhibits Required to be Filed by Item 601 of Regulation S-K.

         The information called for by this paragraph is contained in the
         Exhibit Index of this report which is incorporated herein by reference.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Lodestar Holdings, Inc.:

Under date of January 21, 2000, we reported on the consolidated balance sheets of Lodestar Holdings, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for the years then ended and for the period from March 15, 1997 to October 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Louisville, Kentucky
January 21, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             LODESTAR HOLDINGS, INC.

                        Valuation and Qualifying Accounts

                  Periods ended October 31, 1999, 1998 and 1997

                               (DOLLARS IN THOUSANDS)



                                                 BALANCE       ADDITIONS      ADDITIONS      DEDUCTIONS     BALANCE
                                                   AT         CHARGED TO     CHARGED TO      WRITE-OFFS       AT
                                                BEGINNING      COSTS AND        OTHER         AGAINST         END
                                                 OF YEAR       EXPENSES     ACCOUNTS (1)     ALLOWANCE     OF PERIOD
                                               ------------   ------------  --------------   -----------   ---------
TWELVE MONTHS ENDED OCTOBER 31, 1999:
 Applied against asset accounts:
      Allowance for inventory
         obsolescence                            $1,662         $  120         $ --           $  378      $1,404
      Allowance for unrecoupable advance
         royalties                                2,423          1,598           --              374       3,647

TWELVE MONTHS ENDED OCTOBER 31, 1998:
 Applied against asset accounts:
      Allowance for inventory
         obsolescence                            $2,710         $  395         $ --           $1,443      $1,662
      Allowance for unrecoupable advance
         royalties                                2,750            684           --            1,011       2,423

TWELVE MONTHS ENDED OCTOBER 31, 1997:
 Applied against asset accounts:
      Allowance for inventory
         obsolescence                            $1,464         $  382         $1,590         $  726      $2,710
      Allowance for unrecoupable advance
         royalties                                2,656             94           --             --         2,750


(1)      Purchase accounting adjustment.

(2) Represents combined amounts for Lodestar Holdings, Inc. for the period March 15, 1997 to October 31, 1997 and the Predecessor for the period January 1, 1997 to March 14, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of January 2000.

                                            LODESTAR ENERGY, INC.

                                            By: /s/ John W. Hughes
                                                ------------------------------
                                                    John W. Hughes
                                                    President and Chief
                                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of January 2000.

         Signature                          Title
         ---------                          -----
/s/ Ira Leon Rennert
   -----------------------
     Ira Leon Rennert                       Chairman of the Board and Director

/s/ John W. Hughes
   -----------------------
     John W. Hughes                         President and Chief Executive Officer
                                            (principal executive officer)

/s/ Michael E. Donohue
   -----------------------
     Michael E. Donohue                     Vice President and Chief Financial Officer
                                            (principal financial and accounting officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act of Registrants, Which Have Not Registered Securities.

Pursuant to Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy, or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------
3.1      Certificate of Incorporation of Lodestar Holdings, Inc. (1)

3.2      Bylaws of Lodestar Holdings, Inc. (1)

3.3      Certificate of Incorporation of Lodestar Energy, Inc. (1)

3.4      Bylaws of Lodestar Energy, Inc. (1)

3.5      Certificate of Incorporation of Eastern Resources, Inc. (1)

3.6      Bylaws of Eastern Resources, Inc. (1)

3.7      Certificate of Incorporation of Industrial Fuels Minerals Company.  (1)

3.8      Bylaws of Industrial Fuels Minerals Company.  (1)

4.1 Indenture, dated as of May 15, 1998, by and among the Registrants and State Street Bank and Trust Company, as trustee, relating to the 11
         1/2% Senior Notes due 2005, Series A and 11 1/2% Senior Notes due 2005,
         Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (1)

4.2      Purchase Agreement, dated May 12, 1998, among the Registrants, Donaldson,
         Lufkin & Jenrette Securities Corporation and BT Alex. Brown Incorporated, relating to the 11 1/2% Senior Notes due 2005. (1)

4.3 Registration Rights Agreement, dated as of May 15, 1998, by and among the Registrants and Donaldson, Lufkin & Jenrette Securities
         Corporation, relating to the 11 1/2% Senior Notes due 2005. (1)

4.4      Form Letter o f Transmittal. (1)

10.1.1   Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc.
         and John W. Hughes. (1)

10.1.2   Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc.
         and Eugene C. Holdaway. (1)

10.1.3   Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc.
         and R. Eberley Davis. (1)

10.1.4   Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc.
         and Mike Francisco. (1)

10.1.5   Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc.
         and William M. Potter. (1)

10.1.6   Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc.
         and Michael E. Donohue. (1)

10.2.1   Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar
         Energy, Inc. and John W. Hughes. (1)

10.2.2   Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc.
         and Eugene C. Holdaway. (1)

10.2.3   Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc.
         and R. Eberley Davis. (1)

10.2.4   Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc.
         and Mike Francisco. (1)

10.2.5   Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc.
         and William M. Potter. (1)

10.2.6   Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc.
         and Michael E. Donohue. (1)

10.2.7   Form of Amended and Restated Net Worth Appreciation Agreement, dated January 15, 1999.

10.3     Amended and Restated Loan and Security  Agreement, dated May 15, 1998, by and among
         Lodestar Energy, Inc. Lodestar Holdings, Inc., Congress Financial Corporation and
         the CIT Group/Business Credit, Inc. (1)

10.4.1   Contract for Purchase and Sale of Coal, dated September 20, 1996, between Tennessee Valley Authority and Costain Coal Inc., as amended and supplemented (3.7 lbs. of sulfur dioxide per million Btu). (1)

10.4.2   Contract for Purchase and Sale of Coal per Purchase Order No. 97PO1-198918, dated September 20, 1996, between Tennessee Valley Authority and Costain Coal Inc., as amended and supplemented. (1)

10.5.1   Coal Purchase Agreement, dated as of August 4, 1992, between Costain Coal Inc.
         and Indiantown Cogeneration, L.P., as amended and supplemented. (1)

10.5.2   Fuel Supply and Waste Disposal Services Agreement, dated as of April 21, 1989, between AES Cedar Bay, Inc.
         and Costain Coal Inc., as amended and supplemented. (1)

10.6     Management Consulting Agreement dated March 14, 1997, between Costain Coal Inc. and The Renco Group, Inc. (1)

EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------
10.7     Amendment No. 1, dated as of October 22, 1998, to Amended and Restated
         Loan and Security Agreement, dated May 15, 1998, by and among Lodestar
         Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the
         financial institutions names therein as lenders, Congress Financial
         Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent.(2)

10.8     Amendment No. 2, dated as of December 4, 1998, to Amended and Restated
         Loan and Security Agreement, dated May 15, 1998, by and among Lodestar
         Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial
         Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent.(2)

10.9     Amendment No. 3, dated as of January 15, 1999, to Amended and Restated
         Loan and Security Agreement, dated May 15, 1998, by and among Lodestar
         Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial
         Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent.(2)

10.10    Amendment No. 4, dated as of April 30, 1999, to Amended and Restated
         Loan and Security Agreement, dated May 15, 1998, by and among Lodestar
         Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial
         Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent.(2)

10.11    Amendment No. 5, dated July 16, 1999, to Amended and Restated Loan and
         Security Agreement, dated May 15, 1998, by and among Lodestar Energy,
         Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (3)

10.12 Amendment No. 6, dated November 15, 1999, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar
         Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial
         Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent.

21       List of Subsidiaries of Registrant. (1)

27       Financial Data Schedule

-----------
(1) Incorporated by reference to the same numbered exhibits filed with the Company's Registration Statement on Form S-4, as amended (File No. 333-59037) originally filed with the Commission on July 14, 1998.

(2) Incorporated by reference to the Company's Form 10-Q for its quarterly period ended April 30, 1999. (3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 1999.