Form 10-Q
period 2000-01-31
LODESTAR HOLDINGS INC
filed 2000-03-16
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.


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

                                [ ] Yes [ X ] No

Number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 2000:

Common stock, $1.00 par value                                       1000 shares

                                Table of Contents


                                                                                                     Page No.
                                                                                                     --------

TABLE OF CONTENTS                                                                                         1

PART I.  Financial Information

         Item 1 - Financial Statements                                                                    2

         Consolidated Balance Sheets as of
         January 31, 2000 and October 31, 1999                                                            2

         Consolidated Statements of Operations for the Three Months Ended
         January 31, 2000 and January 31, 1999                                                            3

         Consolidated Statements of Cash Flows for the
         Three Months Ended January 31, 2000 and January 31, 1999                                         4

         Notes to Consolidated Financial Statements                                                       5

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     7

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                             13


PART II.  Other Information

         Item 1 - Legal Proceedings                                                                      14

         Item 6 - Exhibits and Reports on Form 8-K                                                       15


SIGNATURE                                                                                                16


Part I. - Item 1 Financial Statements

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                           January 31, 2000     October 31, 1999
                                                                                          -------------------  -------------------
                                     Assets

Current assets:
     Cash                                                                                          $   2,981            $   3,454
     Accounts receivable                                                                              34,201               39,828
     Inventories                                                                                      16,285               15,780
     Prepaid expenses and other                                                                        5,161                4,121
                                                                                          -------------------  -------------------
                    Total current assets                                                              58,628               63,183

Property, plant and equipment, net                                                                   119,215              109,244
Coal and ash disposal contracts in excess of market, net of accumulated
   amortization of $8,340 and $7,685, respectively                                                    38,468               39,123
Other assets                                                                                          17,325               17,655
                                                                                          -------------------  -------------------
                                                                                                   $ 233,636            $ 229,205
                                                                                          ===================  ===================
                          Liabilities and Stockholder's Deficit

Current liabilities:
     Current installments of long-term obligations (Note 4)                                        $  32,056            $   1,033
     Accounts payable                                                                                 41,117               32,052
     Accrued expenses                                                                                 24,743               28,681
                                                                                          -------------------  -------------------
                    Total current liabilities                                                         97,916               61,766

Long-term obligations, excluding current installments                                                155,824              180,259
Other non-current liabilities                                                                         49,123               47,816
                                                                                          -------------------  -------------------
                    Total liabilities                                                                302,863              289,841
                                                                                          -------------------  -------------------

Stockholder's  deficit:
     Common stock, $1.00 par value.  Authorized, issued and outstanding 1,000 shares                       1                    1
     Additional paid-in capital                                                                        5,000                5,000
     Accumulated deficit                                                                             (73,991)             (65,400)
     Accumulated other comprehensive loss - minimum pension liability adjustment                        (237)                (237)
                                                                                          -------------------  -------------------
                    Total stockholder's deficit                                                      (69,227)             (60,636)

Commitments and contingencies

                                                                                          -------------------  -------------------
                                                                                                   $ 233,636            $ 229,205
                                                                                          ===================  ===================


          See accompanying notes to consolidated financial statements.

                  LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations
                               (in thousands)


                                                                                          Three Months Ended
                                                                                ---------------------------------------
                                                                                January 31, 2000     January 31, 1999
                                                                                ------------------   ------------------

 Coal sales and related revenue                                                     $      60,353        $      57,430

 Operating costs:

      Cost of revenues                                                                     53,555               48,668
      Depreciation, depletion and amortization                                              7,280                6,969
      General and administrative                                                            2,532                2,544
                                                                                ------------------   ------------------
                                                                                           63,367               58,181
                                                                                ------------------   ------------------

                  Operating loss                                                          (3,014)                (751)

 Interest expense, net                                                                    (5,577)              (4,690)
                                                                                ------------------   ------------------
       Loss  before income taxes
                                                                                          (8,591)              (5,441)

 Income taxes                                                                                   -                    -
                                                                                ------------------   ------------------

                   Net loss                                                         $     (8,591)        $     (5,441)
                                                                                ==================   ==================


          See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                  Three Months Ended
                                                                                  ----------------------------------------------
                                                                                   January 31, 2000       January 31, 1999
                                                                                  --------------------   --------------------
Net cash provided by (used in) operating activities:
   Net loss                                                                                  $ (8,591)              $ (5,441)

   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation, depletion, and amortization                                                 7,280                  6,969
      Loss on sale/disposal of property plant and equipment                                        37                     11
      Amortization of deferred financing fees                                                     299                    270
      Imputed interest                                                                            182                    114

   Changes in operating assets and liabilities:
      Accounts receivable                                                                       5,627                  3,449
      Inventories                                                                                (505)                (2,010)
      Prepaid expenses and other current assets                                                (1,502)                   271
      Other assets                                                                                (83)                (1,052)
      Accounts payable                                                                          9,065                 (2,436)
      Accrued expenses                                                                         (4,555)                (6,941)
      Other non-current liabilities                                                            (1,213)                  (379)
                                                                                  --------------------   --------------------
Net cash provided by (used in) operating activities                                             6,041                 (7,175)
                                                                                  --------------------   --------------------
Cash flows from investing activities:
   Payment for acquisitions                                                                    (4,900)                (5,384)
   Capital expenditures                                                                        (7,456)                (1,750)
   Proceeds from sales of property, plant and equipment                                             -                    683
                                                                                  --------------------   --------------------
Net cash used in investing activities                                                         (12,356)                (6,451)
                                                                                  --------------------   --------------------
Cash flows from financing activities:
   Proceeds from supplemental loan                                                              6,700                      -
   Net reduction in revolving credit facility                                                    (565)                     -
   Principal payments on long-term obligations                                                   (293)                     -
                                                                                  --------------------   --------------------
Net cash provided by financing activities                                                       5,842                      -
                                                                                  --------------------   --------------------
Net decrease in cash                                                                             (473)               (13,626)
Cash at beginning of year                                                                       3,454                 14,949
                                                                                  --------------------   --------------------
Cash at end of year                                                                          $  2,981               $  1,323
                                                                                  ====================   ====================
Supplemental cash flow disclosures:
   Interest paid                                                                             $  9,396               $  8,625
                                                                                  ====================   ====================
   Debt incurred through acquisition of property, plant and equipment                        $    600               $  5,806
                                                                                  ====================   ====================
   Other liabilities assumed through acquisition of property, plant and equipment            $  3,100               $  5,440
                                                                                  ====================   ====================


See accompanying notes to consolidated financial statements.

                    Lodestar Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  Three Months ended January 31, 2000 and 1999
                                 (in thousands)

(1)  Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the accounting records of Lodestar Holdings, Inc. and its subsidiaries (the Company), without audit. Lodestar Holdings, Inc. is a wholly owned subsidiary of The Renco Group, Inc. (Renco). For tax purposes, Renco is a Subchapter S Corporation and the Company has been designated a qualified Subchapter S subsidiary. The consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations presented for the three month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

     Inventories consist of the following:


                                        January 31, 2000     October 31, 1999
                                        ------------------   ------------------
 Coal                                            $ 12,736             $ 12,366
 Materials and supplies                             3,549                3,414
                                        ------------------   ------------------
                                                 $ 16,285             $ 15,780
                                        ==================   ==================


(3)  Acquisition of Assets in November 1999.

     On November 12, 1999, Lodestar Energy, Inc. ("Lodestar"), a wholly-owned subsidiary of the Company, acquired certain mining rights, leases of real property and equipment in Eastern Kentucky from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration to Quaker was $4.9 million in cash, a deferred payment obligation of $0.6 million due one year from the date of the acquisition, and the assumption of certain other liabilities. This transaction was funded through a supplemental loan under the Company's $120.0 million senior credit facility (the "Senior Credit Facility"). (See
     Note 4). This acquisition provides Lodestar with a surface mining operation with approximately 15.4 million tons of demonstrated reserves. Lodestar began production on this property, hereinafter referred to as Bent Mountain, in December 1999 and expects to generate annual production of approximately 1.5 million tons.

(4)  Amendment to Senior Credit Facility

     In order to secure the necessary funds to consummate the Quaker transaction (See Note 3), Lodestar entered into an amendment to its Senior Credit Facility providing for a supplemental loan of $6.7 million. This supplemental loan bears interest at the prime rate plus 0.75% and is payable in four equal quarterly installments beginning February 1, 2000. In conjunction with this amendment, the Company, among other things, is now subject to minimum monthly earnings tests during the remaining life of its credit facility.

     Simultaneous with the amendment, Renco entered into an agreement (the "Subordinated Loan Letter") with the Company's lenders to provide in certain circumstances subordinated loans of up to $6.0 million to the Company should the Company fail to maintain certain financial convenants required by the current terms of the Senior Credit Facility or should the Company not meet minimum daily loan availability requirements of $6.0 million. The proceeds of the subordinated loan must be solely used to reduce the outstanding borrowings under the Senior Credit Facility thereby reducing the minimum daily loan availability shortfall, if any, and in certain cases creating additional availability under the Senior Credit Facility.

     The Senior Credit Facility was further amended in March 2000. In conjunction with the March amendment, Renco and the lenders agreed that Renco may at its election provide $5.0 million of cash collateral to the lenders, in $1.0 million installments from March to July 2000. The lenders, in turn, will provide additional availability to the Company equal to the amount of cash collateral provided. The cash collateral provided will reduce the liability of Renco to make advances under the Subordinated Loan Letter.

     Because the Company failed to meet the minimum monthly earnings test for the quarter ended January 31, 2000, an event of default occurred. The lenders agreed to waive the Company's non-compliance with the monthly earnings test for the period ending January 31, 2000, as well as for the period ending February 29, 2000, another period that the Company will not achieve minimum earnings required by the Senior Credit Facility. Based upon the Company's most recent forecasts, it is expected that permanent reductions in the minimum earnings requirements as well as revisions in the Company's minimum net worth requirements will be necessary, possibly by the end of March 2000, to avoid future non-compliance with the Senior Credit Facility. Management is making all efforts to work with the lenders to reach mutually agreeable debt covenant amendments. However, since there can be no assurance that such covenants can be negotiated, all amounts outstanding under the Senior Credit Facility have been classified as current liabilities as of January 31, 2000.

(5)  Business

     The Company incurred significant net losses and negative cash flows during fiscal 1999 and 1998. The Company projects ongoing losses in fiscal 2000 with positive cash flow primarily as a result of positive working capital changes. The amount of the Company's losses has been impacted by generally unfavorable factors affecting the coal industry in the Eastern United States, as well as its own specific operational problems, which are in large part due to its shortage of economically mineable low-sulfur reserves. During the fiscal year ended October 31, 1999 and including its Quaker acquisition in November of 1999, the Company expended $16,084 in cash, has committed $7,851 in debt payments and has assumed short and long-term obligations of $15,734 in an effort to improve its low-sulfur reserve base. Approximately 38.5% of the Company's production in fiscal 2000 is expected to be from mining rights which have been acquired since January 1, 1999.

     The Company's continued financial viability is dependent upon its ability to successfully integrate these newly acquired properties with its existing operations in a manner which improves operational results and to maintain adequate levels of liquidity under its Senior Credit Facility until the necessary operational improvements can be attained. In the event the Company is unable to improve its operational performance, it will need to obtain additional financing. (See Note 4).

Part I. - Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Lodestar Holdings, Inc. (the "Company") was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the "Acquisition"). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal Inc. was renamed Lodestar Energy, Inc. ("Lodestar"). On May 15, 1998, the Company sold and issued (the "Notes Offering") $150.0 million of 11.5% Senior Notes due 2005 (the "Notes").

Lodestar Holdings, Inc. is a holding company whose wholly-owned direct and indirect subsidiaries are Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company. These subsidiaries have guaranteed the Notes. Lodestar Holdings, Inc. has no operations or assets separate from its investment in its subsidiaries. Accordingly, separate financial information of the subsidiaries is not considered necessary to include, as in management's opinion, it would not be material to investors.

The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. Lodestar's Western Kentucky coal product is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product, as compared to its Western Kentucky coal product, is generally higher in energy (as measured in British thermal units (Btu) content and lower in sulfur content and is marketed in the Eastern, South Central and Great Lakes regions of the United States. Lodestar's Mountain reserves located in Utah and Colorado, are super-compliance coal (sulfur dioxide content less than 0.5%) marketed to regional utilities, as well as in the Midwest and Midsouth utility markets. Lodestar also owns and operates an ash disposal facility in Eastern Kentucky.

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

On July 16, 1999, Lodestar acquired certain assets of White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company ("Sellers"), including the White Oak and Horizon Mines in Utah and certain undeveloped reserves in Colorado. All of the aforementioned mines, hereafter referred to as the Mountain operations, had been idled by Sellers. The acquisition of the Mountain operations provides the Company access to coal reserves, which are lower in sulfur content than its Kentucky reserves, and which will allow market expansion. The consideration to Sellers was $5.0 million in cash paid at the closing, assumption of capitalized lease obligations, and the assumption of certain reclamation and other liabilities associated with Sellers' prior mining activities. The Company began production at the White Oak Mine in Utah in August 1999 and at the McClane Canyon mine in Grand Valley, Colorado, in February 2000. Both mines are underground, single continuous miner unit operations and on a combined basis upon achieving expected levels of productivity are capable of generating in excess of 1.5 million tons on an annual basis.

On November 12, 1999, Lodestar acquired certain mining rights, leases of real property and equipment in Eastern Kentucky from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration to Quaker was $4.9 million in cash and a deferred payment of $0.6 million, due one year from the date of the acquisition. This acquisition provides Lodestar a surface mining operation with approximately 15.4 million tons of demonstrated reserves. Lodestar began production on this property, hereinafter referred to as Bent Mountain, in December 1999 and expects to generate annual production of approximately 1.5 million tons.

Primarily as a result of market conditions, the Smith surface mine in Western Kentucky, which produced 588,000 tons and 376,000 tons during the twelve month periods ended October 31, 1997 (the "1997 Period") and 1998 (the "1998 Period"), respectively, was idled during the Third Quarter of fiscal 1998. Primarily to efficiently perform its reclamation obligation, mining activity resumed at this site during the First Quarter of fiscal 2000. This is a contract mining operation which is expected to produce approximately 500,000 tons annually, and which requires no capital investment by Lodestar.

During the three months ended January 31, 2000 (the "2000 Period"), and extending to date into the second quarter of fiscal 2000, Lodestar, as well as the coal industry operating as a whole, has encountered extremely soft market demand for coal produced in the Illinois and Appalachian coal basins, partially as a result of unseasonably mild weather patterns, increased competition from Western coal sources, increased competition in both import and export arenas, as well as from customer safety stockpiling in 1999 that occurred in anticipation of the year 2000 transition ("Y2K"). As a result, Lodestar expects to see short-term downward pressure on spot market pricing, which may impact operating results in future periods to the extent that spot market exposure exists. During the year ended October 31, 1999, 78% of Lodestar's coal shipments were under long-term contracts and the Company expects to ship 70% of the fiscal 2000 sales under long-term contracts. Primarily, exposure to spot market price fluctuations exists in the Western Kentucky operation with approximately 2.0 million tons of unsold production projected through the end of the fiscal year 2000. Current spot market prices in Western Kentucky are approximately $3.00 to $5.00 per ton below Lodestar's Western Kentucky contract prices.

The cost of workers' compensation and black lung expense is based on historical claims experience and actuarial studies of workers' compensation and black lung claims incurred and reported and incurred but not reported. Currently, the U.S. Department of Labor is considering revised regulations that could alter the claims process for federal black lung benefit recipients, potentially resulting in a higher incidence of approval of black lung claims. Furthermore, the Kentucky legislature is currently considering statutory revisions that could significantly increase the incidence and recovery amount of both state black lung and traumatic workers compensation claims. Although the ultimate impact of these proposed changes can not be determined at this time, regulations which cause an increase in the approval of black lung or traumatic claims could have a material adverse effect on the Company's financial position. No additional adjustment to the reserve has been recorded as of January 31, 2000.

Results of Operations:


                                                                               Three Months Ended
                                                              -----------------------------------------------------
                                                                  January 31, 2000            January 31, 1999
                                                              -------------------------   -------------------------
 Operations and Other Data:
 Coal sales and related revenue                                              $  60,353                    $ 57,430
 Cost of revenues                                                               53,555                      48,668
 Depreciation, depletion and amortization                                        7,280                       6,969
 Selling, general and administrative                                             2,532                       2,544
                                                              -------------------------   -------------------------
  Operating loss                                                                (3,014)                       (751)
 Interest expense, net                                                           5,577                       4,690
                                                              -------------------------   -------------------------
 Net loss                                                                    $  (8,591)                   $ (5,441)
                                                              =========================   =========================
 EBITDA (1)                                                                  $   4,266                    $  6,218
                                                              =========================   =========================
 Other Financial Data:
 Net cash provided by (used in) operating activities                         $   6,041                    $ (7,175)
 Net cash used in investing activities                                       $ (12,356)                   $ (6,451)
 Net cash provided by financing activities                                   $   5,842                         $ -
 Capital expenditures (2)                                                    $  12,356                    $  7,134

 Other Operating Data:
 Tons of coal shipped                                                            2,472                       2,222

 Coal sales and related revenue per ton shipped                              $   24.41                    $  25.85
 Cost of coal sales and related revenues per ton shipped                     $   21.66                    $  21.90

 Coal sales revenue per ton shipped                                          $   23.86                    $  23.38
 Cost of coal sales revenues per ton shipped                                 $   21.49                    $  20.50


(1) EBITDA represents earnings before net interest expense, other income (expense), extraordinary items, income taxes and depreciation, depletion and amortization. The trends of EBITDA generally follow the trends of operating income. Information regarding EBITDA is presented because management believes that certain investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles or as an indicator of an issuer's operating performance. Furthermore, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.

(2) Capital expenditures for the 2000 Period and the 1999 Period include $4.9 million and $5.4 million, respectively, in cash payments for acquisitions.

Production and Revenue Sources:

The following table summarizes the tons shipped by region for the periods presented:


                                        Three Months ended January 31,
Region                                       2000            1999
                                        ---------------  --------------
 Eastern Kentucky                                1,017             918
 Western Kentucky                                1,140           1,304
 Mountain                                          183               -
 Brokered                                          132               -
                                        ---------------  --------------
                      Total                      2,472           2,222
                                        ===============  ==============


Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Coal sales and related revenue for the three months ended January 31, 2000 were $60.4 million, an increase of $2.9 million or 5.1% compared to the three months ended January 31, 1999 (the "1999 Period"). The $2.9 million increase is composed of increases of $5.8 million in coal sales revenue as a result of additional shipped tonnage and $1.2 million resulting from higher coal sales prices, offset by a decrease of $4.1 million in revenue associated with other related ancillary services primarily due to the completion of contract mining activity in Eastern Kentucky during the 1999 Period. Shipped tonnage increased 11.3%, or 250,000 tons, in the 2000 Period as compared to the 1999 Period, primarily as a result of additional coal production generated from the Mountain operations and from increased use of brokered coal as a substitute for reduced coal production from certain higher cost Lodestar operations. Coal sales prices increased $0.48 per sold ton, or 2%, primarily as a result of the increased percentage of higher quality Tug River coal in the Eastern Kentucky operations combined with the decreased percentage of lower quality Smith coal in the Western Kentucky operations. Tug River and Smith coal shipments were 353,000 tons and zero tons, respectively, in the 2000 Period as compared to zero and 98,000 tons, respectively, in the 1999 Period. The Mountain operation, which began production in August 1999, shipped 183,000 tons, or 7.4%, of the 2000 Period coal. As the volume of coal shipped from the Mountain operations continues to increase relative to total shipped tonnage, a lower average realization for coal sales revenue is anticipated reflecting the inherent coal basin pricing differences.

Cost of revenues were $53.6 million in the 2000 Period, or $21.66 per sold ton, as compared to $48.7 million in the 1999 Period, or $21.90 per sold ton, an increase of $4.9 million or 10%, and a decrease of $0.24 per sold ton. The $4.9 million increase is net of a $2.7 million decrease in cost of revenues primarily resulting from the completion of contract mining activity during the 1999 Period. The $7.6 million increase in cost of revenues associated with coal shipments is the result of $5.1 million from increased shipment volume as discussed above and $2.5 million resulting from higher mining costs in certain operations. The Eastern Kentucky operation which contributed 41.1% and 41.3% of coal shipments during the 2000 Period and 1999 Period, respectively, encountered surface mining ratios of 19.6 for the three months ended January 31, 2000 as compared to ratios of 17.9 during the three months ended January 31, 1999. This 9.5% increase in mining ratio along with decreased saleable production from the underground mines, increased cost of revenues for the Eastern Kentucky operation by $2.05 or 9.3% for the 2000 Period as compared to the 1999 Period. The Mountain operation experienced adverse geological conditions during the 2000 Period, which delayed attainment of full production capacity and increased operating costs associated with the ramp-up period. During the 2000 Period, cost of revenues exceeded coal sales and related revenue by $0.9 million at the Mountain operation. Cost of revenues decreased by $0.21 per sold ton as compared to the previous period in the Western Kentucky operation which contributed 46.1% and 58.7% of coal shipments during the 2000 Period and 1999 Period, respectively. One factor impacting the Western Kentucky cost of revenues was a non-recurring adjustment recognized in the 2000 Period reducing transportation costs by $1.1 million, which was the result of revised mine planning that extends the expected life of the Baker longwall operation by 14 months. Before consideration of this adjustment, Western Kentucky cost of revenue per sold ton was approximately $0.75 higher in the 2000 Period as compared to the 1999 Period primarily as a result of a 2.79% decreased saleable yield.

Depreciation, depletion, and amortization of $7.3 million for the 2000 Period increased from the 1999 Period by $0.3 million, or 4.5%. The primary reason for this increase was additional depreciation, depletion and amortization charges associated with certain acquired property and mineral reserves that were actively being mined during the 2000 Period. Adjustments to depreciation, depletion, and amortization were recorded in the 2000 Period to more appropriately correlate the remaining economic life of such assets to revised mine plans which include the expected fourteen month extension of the Baker mine in Western Kentucky as well as to shorten the lives of assets at certain higher cost mines in Eastern Kentucky that are scheduled to be idled. As a result, depreciation was reduced during the 2000 Period by approximately $0.9 million. The annual impact of these adjustments is estimated to be a $3.7 million reduction of depreciation during the 2000 fiscal year.

Selling, general and administrative costs were unchanged at $2.5 million in both the 2000 Period and the 1999 Period. Increased costs associated with development of administrative support functions in the Mountain operations and continuing charges associated with Year 2000 compliance efforts were offset by reductions in professional fees.

Operating loss for the 2000 Period was $3.0 million as compared to $0.8 million for the 1999 Period. The $2.2 million increase is the result of a $1.9 million decrease in gross margin, and a $0.3 million increase in depreciation, depletion and amortization.

Interest expense, net was $5.6 million for the 2000 Period, an increase of $0.9 million as compared to $4.7 million for the 1999 Period. This is the result of interest expense associated with increased borrowings on the Company's Senior Credit Facility and other increased indebtedness relative to acquisitions occurring since the 1999 Period.

Net loss increased from $5.4 million during the 1999 Period to $8.6 million during the 2000 Period as a result of the factors described above.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120.0 million senior credit facility (the "Senior Credit Facility") that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. The Company's liquidity requirements arise from working capital requirements, capital investments, interest payment obligations, debt service on supplemental loans outstanding under the Senior Credit Facility and the cost of implementing its business strategy to grow through strategic acquisitions. As of January 31, 2000, the Senior Credit Facility debt was $30.4 million, and $24.9 million of letters of credit were outstanding. Based upon eligible collateral as of January 31, 2000, the net unused borrowing and letter of credit availability thereunder was $4.1 million and $0.6 million, respectively.

Cash provided from the Company's operating activities for the 2000 Period was $6.0 million, compared to $7.2 million of cash used in the 1999 Period. The $6.0 million of cash provided by operating activities was primarily a result of working capital changes. The primary components of the working capital changes were reduced accounts receivable of $5.6 million and an increased level of accounts payable of $9.1 million as reduced by a decrease in accrued expenses of $4.5 million. The increased level of payables is the result of approximately $2.6 million in capital expenditures invoiced but unpaid as of January 31, 2000 as well as a general increased aging of accounts payable. The reduction in accrued expenses is a factor of the timing of the semi-annual coupon payment, which was paid on November 15, 1999.

Increasing by $5.9 million, total net cash used in investing activities was $12.4 million and $6.5 million for the 2000 Period and 1999 Period, respectively. For the three months ended January 31, 2000, capital expenditures were $7.5 million as compared to $1.8 million during the 1999 Period. Capital expenditures in the 2000 Period were abnormally high due to the capitalization of equipment and development activity occurring both at the Mountain operation in conjunction with the ramp-up of the White Oak and McClane Canyon mines as well as in the Eastern Kentucky operation in conjunction with the ramp-up of the Bent Mountain mine. Additionally, expenditures of $2.5 million for the second of two new longwall face conveyor systems and $1.5 million for construction of mainline belting systems occurred at the Western Kentucky Baker mine. The Company had capital expenditure commitments of approximately $2.6 million at January 31, 2000 and projects total capital expenditures for fiscal year 2000 to be between $10.0 million and $12.0 million. Other cash used in investing activities during the 2000 and 1999 Periods include cash payments of $4.9 million made to the respective sellers in conjunction with the Bent Mountain acquisition and $5.4 million in conjunction with the Tug River acquisition.

During the 2000 Period, borrowings under the Company's Senior Credit Facility increased from $24.3 million to $30.4 million and the availability under its borrowing line decreased from $9.8 million to $4.1 million. Cash provided by operating activities was not enough to offset the cost of the Bent Mountain acquisition of $4.9 million, the interest coupon payment of $8.6 million and the significant first quarter capital expenditures of $7.5 million (of which $2.6 million was unpaid at January 31, 2000). Borrowing availability was temporarily benefited in November by the supplemental loan as described in detail in Note 4 of the financial statements, however, this loan will result in four $1.675 million quarterly outflows, the first of which was paid on February 1, 2000.

As of March 6, 2000, the Company's availability under its Senior Credit Facility borrowing line is approximately $1.9 million. Through May 31, 2000, the Company expects its liquidity to remain under pressure due to the $12.0 million in cash which will be required to pay outstanding capital obligations, repayments of the supplemental loan, and the semi-annual interest coupon payment on May 15, 2000. The Company's lenders have agreed to provide additional availability of up to $5.0 million as more fully described in Note 4 to the financial statements. Additionally, it is anticipated that short-term cash obligations will require management of working capital, most significantly from reduction in coal inventories. Another potential source of funds to the Company is the pending resolution of the Cedar Bay litigation. (See "Legal Proceedings").

As more fully described in Note 4 to the consolidated financial statements, the Company's lenders agreed to waive the event of default which was caused by the Company's failure to meet minimum monthly earnings tests through the period ending February 29, 2000. Based upon the Company's most recent forecasts, it is expected that permanent reductions in the minimum earnings requirements as well as revisions in the Company's minimum net worth requirements will be necessary, possibly by the end of March 2000 to avoid future non-compliance with the Senior Credit Facility. The Company's ability to meet its future liquidity needs is dependent upon its ability to successfully renegotiate revised covenants to its Senior Credit Facility or successfully obtain alternative financing.

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

Year 2000

No operational, financial, or other problems have been encountered in conjunction with the year 2000 ("Y2K") transition. Total cumulative expenditures relative to the Y2K effort were approximately $1.0 million.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all derivatives as either assets or liabilities at fair value. The Company does not believe adoption of the standard will have a material effect on either financial position or results of operations as it currently possesses no derivative instruments. The Company plans to adopt the standard effective November 1, 2000, as required.

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

Part I. - Item 3 Quantitative and Qualitative Disclosures About Market Risk

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

Part II.  - Item 1 Legal Proceedings

In October 1999, Lodestar initiated arbitration proceedings against Cedar Bay to collect approximately $6.0 million in underpayments for coal delivered to Cedar Bay by Lodestar. Previously, Cedar Bay had been awarded a judgment for approximately $5.1 million of this amount in its litigation against its customer Florida Power & Light Company ("FP&L"). (This $5.1 million was part of a larger judgment and was rendered on what has been referred to as the "energy claim." See Part 1 - Item 3 Legal Proceedings of the Form 10K for the fiscal year ended October 31, 1999.) Cedar Bay responded to the arbitration by filing a lawsuit in the Circuit Court for Duval County, Florida, seeking an injunction to stop the arbitration proceedings. On December 30, 1999, the court entered an order enjoining any further arbitration proceedings until FP&L's appeal of Cedar Bay's aforementioned judgment is final. Lodestar's appeal of that order is pending. Meanwhile, on March 3, 2000, in a pleading filed in its appeal of the Cedar Bay judgment, FP&L stated that the energy claim is not at issue on appeal. Accordingly, Lodestar has filed a motion asking the Duval County Circuit Court to lift the injunction, allowing Lodestar to proceed with the arbitration. The management of the Company does not expect the resolution of this legal proceeding to have a material adverse impact on the results of operations or the financial condition of the Company.

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

                             Lodestar Holdings, Inc.
                                  (Registrant)

                                By:   /s/ Michael E. Donohue
                                      Michael E. Donohue
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer, principal
                                      financial and accounting officer)

                                Date: March 16, 2000

                                  EXHIBIT INDEX

  Exhibit No.                                               Description
--------------------------------------------------------------------------------
10       Material Contracts

         10.13 Amendment No. 7 dated March 10, 2000, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent.

27       Financial Data Schedule