Form 10-Q
period 2000-04-30
LODESTAR HOLDINGS INC
filed 2000-06-14
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2000
                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to _______________.


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

                                / / YES  /X/ NO

Number of shares outstanding of each of the registrant's classes of common stock, as of June 14, 2000:

COMMON STOCK, $1.00 PAR VALUE                                   1000 SHARES

                                TABLE OF CONTENTS


                                                                        PAGE NO.

TABLE OF CONTENTS                                                           1

PART I.  FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS                                         2

      Consolidated Balance Sheets as of
      April 30, 2000 and October 31, 1999                                   2

      Consolidated Statements of Operations for the Three Months Ended
      April 30, 2000 and April 30, 1999                                     3

      Consolidated Statements of Operations for the Six Months Ended
      April 30, 2000 and April 30, 1999                                     4

      Consolidated Statements of Cash Flows for the
      Six Months Ended April 30, 2000 and April 30, 1999                    5

      Notes to Consolidated Financial Statements                            6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          8

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  17



PART II.  OTHER INFORMATION                                                18

      ITEM 1 - LEGAL PROCEEDINGS                                           18

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            19


SIGNATURE                                                                  20

PART I. - ITEM 1 FINANCIAL STATEMENTS


                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                  April 30, 2000     October 31, 1999
                                                                                 ----------------   -----------------
                                 ASSETS
Current assets:
     Cash                                                                              $   2,554    $   3,454
     Accounts receivable                                                                  32,072       39,828
     Inventories                                                                          15,518       15,780
     Prepaid expenses and other                                                            3,370        4,121
                                                                                       ---------    ---------
                    Total current assets                                                  53,514       63,183

Property, plant and equipment, net                                                       111,301      109,244
Coal and ash disposal contracts in excess of market, net of accumulated
   amortization of $13,950 and $7,685, respectively                                       32,858       39,123
Other assets                                                                              11,446       17,655
                                                                                       ---------    ---------

                                                                                       $ 209,119    $ 229,205
                                                                                       =========    =========

                  LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current installments of long-term obligations (Note 4)                            $  36,236    $   1,033
     Accounts payable                                                                     36,755       32,052
     Accrued expenses                                                                     29,037       28,681
                                                                                       ---------    ---------
                    Total current liabilities                                            102,028       61,766

Long-term obligations, excluding current installments (Note 4)                           155,699      180,259
Other non-current liabilities                                                             52,694       47,816
                                                                                       ---------    ---------
                    Total liabilities                                                    310,421      289,841
                                                                                       ---------    ---------

Stockholder's  deficit:
     Common stock, $1.00 par value.  Authorized, issued and outstanding 1,000 shares           1            1
     Additional paid-in capital                                                            5,000        5,000
     Accumulated deficit                                                                (106,066)     (65,400)
     Accumulated other comprehensive loss - minimum pension liability adjustment            (237)        (237)
                                                                                       ---------    ---------
                    Total stockholder's deficit                                         (101,302)     (60,636)
                                                                                       ---------    ---------
                                                                                       $ 209,119    $ 229,205
                                                                                       =========    =========



See accompanying notes to consolidated financial statements.

           LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

             Consolidated Statements of Operations
                        (in thousands)


                                                          THREE MONTHS ENDED
                                                   ---------------------------------
                                                   April 30, 2000     April 30, 1999
                                                   --------------     --------------
Coal sales and related revenue                           $ 55,391      $ 47,314

Operating costs:
     Cost of revenues                                      51,201        38,707
     Depreciation, depletion and amortization               7,351         7,183
     General and administrative                             2,747         2,318
     Asset write-downs and provisions                      20,502            --
                                                         --------      --------
                                                           81,801        48,208
                                                         --------      --------

                 Operating loss                           (26,410)         (894)

Interest expense, net                                      (5,665)       (4,811)
                                                         --------      --------

                  Net loss                               $(32,075)     $ (5,705)
                                                         ========      ========





See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                 (in thousands)


                                                          SIX MONTHS ENDED
                                                 -----------------------------------
                                                  April 30, 2000      April 30, 1999
                                                 ----------------   ----------------

Coal sales and related revenue                         $ 115,744      $ 104,744

Operating costs:
     Cost of revenues                                    104,756         87,375
     Depreciation, depletion and amortization             14,631         14,152
     General and administrative                            5,279          4,862
     Asset write-downs and provisions                     20,502             --
                                                       ---------      ---------
                                                         145,168        106,389
                                                       ---------      ---------

                 Operating loss                          (29,424)        (1,645)

Interest expense, net                                    (11,242)        (9,501)
                                                       ---------      ---------
                  Net loss                             $ (40,666)     $ (11,146)
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       SIX MONTHS ENDED
                                                                               --------------------------------
                                                                               April 30, 2000    April 30, 1999
                                                                               --------------    --------------
Net cash provided by (used in) operating activities:
   Net loss                                                                         $(40,666)   $(11,146)

   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation, depletion, and amortization                                       14,631      14,152
      Loss on sale/disposal of property plant and equipment                               22          13
      Amortization of deferred financing fees                                            597         549
      Imputed interest                                                                   357         284
      Asset write-downs and provisions                                                20,502          --

   Changes in operating assets and liabilities:
      Accounts receivable                                                              7,252       6,483
      Inventories                                                                         28     (10,203)
      Prepaid expenses and other current assets                                       (1,487)        341
      Other assets                                                                      (124)       (884)
      Accounts payable                                                                 4,787       1,375
      Accrued expenses                                                                  (275)     (5,198)
      Other non-current liabilities                                                   (1,167)     (1,198)
                                                                                    --------    --------
Net cash provided by (used in) operating activities                                    4,457      (5,432)
                                                                                    --------    --------

Cash flows from investing activities:
   Payment for acquisitions                                                           (4,900)     (5,384)
   Capital expenditures                                                              (10,523)     (5,417)
   Proceeds from sales of property, plant and equipment                                  309          73
                                                                                    --------    --------
Net cash used in investing activities                                                (15,114)    (10,728)
                                                                                    --------    --------

Cash flows from financing activities:
   Net borrowings from revolving credit facility                                      10,319       3,757
   Principal payments on long-term obligations                                          (562)        (79)
                                                                                    --------    --------
Net cash provided by financing activities                                              9,757       3,678
                                                                                    --------    --------

Net decrease in cash                                                                    (900)    (12,482)
Cash at beginning of year                                                              3,454      14,949
                                                                                    --------    --------
Cash at end of year                                                                 $  2,554    $  2,467
                                                                                    ========    ========
Supplemental cash flow disclosures:
   Interest paid                                                                    $ 10,287    $  8,674
                                                                                    ========    ========
   Debt incurred through acquisition of property, plant and equipment               $    600    $  5,806
                                                                                    ========    ========
   Other liabilities assumed through acquisition of property, plant and equipment   $  3,100    $  5,440
                                                                                    ========    ========




See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months ended April 30, 2000 and 1999
                           (unaudited - in thousands)


(1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared from the accounting records of Lodestar Holdings, Inc. and its subsidiaries (the Company), without audit. Lodestar Holdings, Inc. is a wholly owned subsidiary of The Renco Group, Inc. (Renco). For tax purposes, Renco is a Subchapter S Corporation and the Company has been designated a qualified Subchapter S subsidiary. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations presented for the three and six month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)   INVENTORIES

      Inventories consist of the following:

                         April 30, 2000    October 31, 1999
                         --------------    ----------------

Coal                        $12,395           $12,366
Materials and supplies        3,123             3,414
                            -------           -------
                            $15,518           $15,780
                            =======           =======


(3)   ACQUISITION OF ASSETS IN NOVEMBER 1999

      On November 12, 1999, Lodestar Energy, Inc. ("Lodestar"), a wholly-owned subsidiary of the Company, acquired certain mining rights, leases of real property and equipment in Eastern Kentucky (collectively, "Bent Mountain") from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration paid to Quaker was $4.9 million in cash, a deferred payment obligation of $0.6 million due one year from the date of the acquisition, and the assumption of certain other liabilities. This transaction was funded through a supplemental loan under the Company's $120.0 million senior credit facility (the "Senior Credit Facility"). (See Note 4). This acquisition provides Lodestar with a surface mining operation with approximately 15.4 million tons of demonstrated reserves. Lodestar began production on Bent Mountain in December 1999 and expects to generate annual production of approximately 1.5 million tons.

(4)   AMENDMENT TO SENIOR CREDIT FACILITY

      In order to secure the necessary funds to consummate the Bent Mountain transaction (See Note 3), in November 1999 Lodestar entered into an amendment to its Senior Credit Facility providing for a supplemental loan of $6.7 million. This supplemental loan bears interest at the prime rate plus 0.75% and is payable in four equal quarterly installments beginning February 1, 2000. In conjunction with such amendment, the Company is now subject, among other things, to minimum monthly earnings tests during the remaining life of its credit facility. At April 30, 2000, $5,025 remains outstanding under the supplemental loan with equal payments due on May 1st, August 1st, and November 1st.

      The Company has failed to meet the minimum monthly earnings tests for each month since January 31, 2000. The lenders waived the Company's non-compliance with the monthly earnings test requirements for the periods ended January 31, 2000 and February 29, 2000. As of March 31, 2000 and continuing through the date of submission of this document, unremedied events of default exist under the covenants of the Company's Senior Credit Facility. Although Lodestar's lenders could pursue various remedies in accordance with their contractual rights, as of June 14, 2000, they have continued to fund and have taken no action to restrict Lodestar from operating in the normal course of business. Management is pursuing various alternatives in an effort to resolve the Company's current default situation. However, since there can be no assurance that this situation will be resolved, amounts outstanding under the Senior Credit Facility have been classified as current liabilities as of April 30, 2000.

      Simultaneous with the amendment, Renco entered into an agreement (the "Subordinated Loan Letter") with the Company's lenders to provide, in certain circumstances, subordinated loans of up to $6.0 million to the Company should the Company fail to maintain certain financial covenants required by the terms of the Senior Credit Facility or should the Company not meet minimum daily loan availability requirements of $6.0 million. The proceeds of the subordinated loan can only be used to reduce the outstanding borrowings under the Senior Credit Facility thereby reducing the minimum daily loan availability shortfall, if any, and in certain cases creating additional availability under the Senior Credit Facility.

      The Senior Credit Facility was further amended in March 2000. In conjunction with such amendment, Renco and the lenders under the Senior Credit Facility agreed that Renco may at its election provide $5.0 million of cash collateral to the lenders, in $1.0 million installments from March to July 2000. The lenders, in turn, will provide additional availability to the Company equal to the amount of cash collateral provided. As of June 1, 2000, $4.0 million of additional availability had been provided in accordance with such amendment. The cash collateral provided reduces the liability of Renco to make advances under the Subordinated Loan Letter.

(5)   BUSINESS

      The Company has incurred significant net losses and negative cash flows during fiscal 2000, 1999 and 1998. The Company projects ongoing losses in fiscal 2000 with positive cash flow in the second half of the year partially as a result of reduced capital expenditures. The amount of the Company's losses has been impacted by generally unfavorable factors affecting the coal industry in the Eastern United States, as well as the Company's own specific operational problems, which are in large part due to the Company's shortage of economically mineable low-sulfur reserves. During the fiscal year ended October 31, 1999 and including the Bent Mountain acquisition in November of 1999, the Company expended $16,084 in cash, has committed $7,851 in debt payments and has assumed short and long-term obligations of $15,734 in an effort to improve its low-sulfur reserve base. Approximately 40% of the Company's production in fiscal 2000 is expected to be from mining activities on properties which have been acquired since January 1, 1999.

      The Company's continued financial viability is dependent upon the Company's ability to successfully integrate these newly acquired properties with the Company's existing operations in a manner which improves operational results. Additionally, the Company must remedy the defaults under the Senior Credit Facility and/or access new sources of financing to enable the Company to maintain appropriate levels of liquidity until the necessary operational improvements can be attained.

(6)   ASSET WRITE-DOWNS AND PROVISIONS

      During the three months ended April 30, 2000, Lodestar recorded a pre-tax non-cash charge of approximately $20.5 million.

      In response to current market conditions, Lodestar implemented new mining strategies primarily in its Eastern Kentucky operations that result in significant changes in the timing and extent to which certain Central Appalachia coal assets are expected to be deployed.

      Based upon the centralization of mining activity at certain primary sites, the idling or closure of certain high operating cost mines, and the re-evaluation of the economics of future mining on certain other properties controlled by Lodestar, the Company recorded approximately $15.0 million of pre-tax non-cash charges to write-off or establish appropriate provisions for the impairment of certain long-term contracts, adjust reclamation liability reserves, accelerate amortization of deferred development, write-off potentially unrecoupable advance royalties and to adjust reserves for collectability, litigation and coal inventory valuations.

      Additionally, as a result of the performance of the company, a $5.5 million charge was recorded to write-off goodwill.

      No impact on the Company's cash flow has occurred as a result of this $20.5 million charge for asset write-downs and provisions.

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

The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. Lodestar's Western Kentucky coal product is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product, as compared to its Western Kentucky coal product, is generally higher in energy (as measured in British thermal units (Btu)) content and lower in sulfur content and is marketed in the Eastern, South Central and Great Lakes regions of the United States. Lodestar's Mountain reserves located in Utah and Colorado are super-compliance coal (sulfur dioxide content less than 0.5%) marketed to regional utilities, as well as in the Midwest and Midsouth utility markets. Lodestar also owns and operates an ash disposal facility in Eastern Kentucky.

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

During the second quarter of fiscal year 2000, Lodestar implemented new mining strategies in its Eastern Kentucky operations that resulted in the centralization of mining activity at certain primary sites, and the elimination or deferral of future plans to mine at other locations. The primary sources of future surface production are from the Tug River, Gooseneck mine, acquired in January of 1999, and the Bent Mountain mine, acquired in November of 1999. Underground production from the Millers Creek mine is expected to continue through third quarter of fiscal 2000, with potential for the mine to be idled during the fourth quarter. The Company has currently idled mining operations at its Marion Branch and Island Creek surface mines and has re-evaluated the economics of future mining on certain other properties the Company controls. As a result of the current plans for the deployment of these Central Appalachian coal assets, the Company has recorded approximately $14.5 million of pre-tax non-cash charges to establish appropriate provisions for the impairment of certain long-term contracts, adjust reclamation liability reserves, accelerate amortization of deferred development, write-off potentially unrecoupable advance royalties and to adjust reserves for collectability, litigation and coal inventory valuations. Additionally, a $5.5 million charge was recorded to write-off goodwill and $0.5 million of asset revaluation adjustments was recorded for the Western Kentucky operation. (See Note 6 to the Consolidated Financial Statements).

During the six months ended April 30, 2000 (the "2000 Period"), and extending to date into the third quarter of fiscal 2000, Lodestar, as well as the coal industry operating as a whole, has encountered extremely soft market demand for coal produced in the Illinois and Appalachian coal basins, partially as a result of unseasonably mild weather patterns, increased competition from Western United States coal sources, and increased competition in both import and export arenas. These market conditions negatively affected Lodestar's results, primarily in the Western Kentucky operations, where further price decreases are expected as a result of negotiated price reopener provisions dropping realization by approximately $1.00 per sold ton, which will go into effect on July 1, 2000 on certain contracts. Notwithstanding the foregoing, due to expected increases in volume of contract shipments, improvements in realization related to certain of its other contracts, and reduced exposure to the spot market during the remainder of 2000, the Company does not expect its realization per ton to decline significantly during the second half of the year.

Lodestar began an underground mining operation in Utah at its White Oak mine in August of 1999. The White Oak mine represents approximately 13.3% of the reserves comprising the Mountain operation. The White Oak operation has incurred significant losses resulting in negative EBITDA, as defined in Note 2, page 10, of $2.4 million during the first six months of fiscal year 2000 and operating losses are continuing during the third quarter. The ongoing losses are attributable to geologic, equipment, and personnel problems. As of June 1, 2000, management believes that many of the operational problems at its White Oak mine have been resolved; however unless material improvement in operating results are achieved in the immediate future, the White Oak mining operation may be idled for a significant period of time, perhaps permanently. The permanent idling of the White Oak mine may have a material adverse affect on the Company's financial condition.

Lodestar's collective bargaining agreement with the United Mine Workers of America, (the "UMWA"), which represents approximately 400 employees at Lodestar's Western Kentucky operations, expired May 13, 2000. As of the date of this filing, attempts to negotiate a mutually acceptable contract have been unsuccessful. Although the unionized workforce has continued to work without a contract to date and negotiation efforts are ongoing, there is no certainty that a work stoppage can be avoided. An extended work stoppage would have a material adverse effect on Lodestar's results of operations.

Frontier Insurance Company ("Frontier") is the surety on performance bonds in the total amount of approximately $83.0 million, posted by Lodestar with various governmental agencies and third parties. Frontier's credit rating was downgraded by A.M. Best to B in March, 2000 and further downgraded to C++ in April, 2000. Also, effective June 1, 2000, Frontier is no longer included in the U. S. Department of Treasury Circular 570 listing of acceptable surety on bonds posted with federal agencies. On March 31, 2000, Lodestar received notice from the Kentucky Department of Workers Claims (the "DWC") that Lodestar was required to replace the surety on the bonds outstanding in favor of the DWC relating to Lodestar's self-insured, workers' compensation liability in Kentucky, with an approved bonding company. As of April 30, 2000, $16.8 million of such bonds were outstanding. Lodestar management is actively pursuing various alternatives for providing the required collateral for its liabilities to DWC, and believes it may be able to do so without a significant impact on the financial condition of the Company. It is probable, however, that Lodestar will not be able to continue its self-insured status after June 30, 2000. This is likely to have a negative impact on future operating results, the amount of which is not determinable at this date. On May 8, 2000, Lodestar received notice from the Kentucky Natural Resources and Environmental Protection Cabinet ("DNR") that it was not accepting bonds prospectively with Frontier as surety. As part of its reclamation activities, Lodestar had approximately $43.8 million of performance bonds outstanding in favor of the DNR, as of April 30, 2000. Although the DNR has not required replacement of existing reclamation bonds, Kentucky Administrative Regulations provide that DNR would do so in the event of bankruptcy or insolvency of the surety, and that coal extraction and processing operations would be suspended if such replacement was not accomplished within ninety days. Alternatives for replacing these bonds, if required, as well as for providing reclamation bonds to DNR prospectively, include posting (i) performance bonds with adequate surety or (ii) collateral bonds with cash deposits, certificates of deposit, or letters of credit. If replacement of reclamation bonds was required and could not be accomplished, Lodestar could be required to suspend coal extraction and processing activities on the affected mining permits. Lodestar management is actively seeking an alternative surety for its reclamation liabilities, but there is no assurance it will be successful. On June 8, 2000, Lodestar received notice from the Utah Department of Natural Resources, Division of Oil, Gas and Mining ("DOGM"), that Frontier is no longer an acceptable surety on bonds posted with federal agencies. As of April 30, 2000, Lodestar had approximately $5.0 million of performance bonds outstanding in favor of the federal Bureau of Land Management relating to mining leases in Utah. DOGM is requiring replacement of these bonds by July 15, 2000. If Lodestar is unable to do so, it could be required to suspend mining operations in Utah. As of April 30, 2000, Lodestar had $3.0 million of performance bonds outstanding in favor of the federal Department of Labor, supporting various workers compensation obligations. To date, Lodestar has not received notice to replace these bonds.

RESULTS OF OPERATIONS:

                                                          THREE MONTHS ENDED
                                                   --------------------------------
                                                    April 30, 2000   April 30, 1999
                                                   ---------------   --------------
OPERATIONS AND OTHER DATA:
Coal sales and related revenue                            $ 55,391    $ 47,314
Cost of revenues                                            51,201      38,707
Depreciation, depletion and amortization                     7,351       7,183
General and administrative                                   2,747       2,318
Asset write-downs and provisions (1)                        20,502          --
Operating loss                                             (26,410)       (894)
Interest expense, net                                        5,665       4,811
                                                          --------    --------
Net loss                                                  $(32,075)   $ (5,705)
                                                          ========    ========

EBITDA (2)                                                $  1,443    $  6,289
                                                          ========    ========

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities       $ (1,584)   $  1,743
Net cash used in investing activities                     $ (2,758)   $ (4,277)
Net cash provided by financing activities                 $  3,915    $  3,678
Capital expenditures                                      $  3,067    $  3,667

OTHER OPERATING DATA:
Tons of coal shipped                                         2,427       1,921

Coal sales and related revenue per ton shipped            $  22.82    $  24.63
Cost of coal sales and related revenues per ton shipped   $  21.10    $  20.15

Coal sales revenue per ton shipped                        $  22.45    $  23.85
Cost of coal sales revenues per ton shipped               $  20.96    $  19.95


(1)   See Note 6 to the Consolidated Financial Statements.
(2) EBITDA represents earnings before net interest expense, other income (expense), extraordinary items, income taxes, depreciation, depletion and amortization and asset write-downs and provisions. The trends of EBITDA generally follow the trends of operating income. Information regarding EBITDA is presented because management believes that certain investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles or as an indicator of an issuer's operating performance. Furthermore, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.

PRODUCTION AND REVENUE SOURCES:

The following table summarizes the tons shipped by region for the periods presented:

                          THREE MONTHS ENDED APRIL 30,
REGION                        2000          1999
                           ----------   ------------
                             (TONS IN THOUSANDS)

Eastern Kentucky             971              917
Western Kentucky           1,187              903
Mountain                     211               --
Brokered                      58              101
                           -----            -----
               Total       2,427            1,921
                           =====            =====

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

COAL SALES AND RELATED REVENUE for the three months ended April 30, 2000 (the "2000 Quarter") were $55.4 million, an increase of $8.1 million or 17.1% compared to the three months ended April 30, 1999 (the "1999 Quarter"). The $8.1 million increase in coal sales and related revenue is the result of $10.0 million of additional coal sales revenue driven by shipment volume, offset by a decline in coal sales pricing of $1.3 million and a decrease of $0.6 million in revenue from other related ancillary services. The $10.0 million of additional coal sales revenue reflects an increase of 26.3% or 506,000 tons of coal shipments during the 2000 Quarter as compared to the 1999 Quarter, which was primarily generated from the Western Kentucky operation, which supplied 56.1% of the increase, and from the Mountain operation which supplied 41.7% of the 2000 Quarter increase. The Western Kentucky increase in coal shipments during the 2000 Quarter indicates improvement from the 1999 Quarter which experienced lower than normal shipment volumes, partially due to a significant customer's request to defer shipment of 168,000 tons as well as to generally soft coal market conditions resulting from mild weather. In the 2000 Quarter, the Company participated in the poor Western Kentucky spot market primarily because of its liquidity needs. The Mountain operation, which was acquired in July 1999, contributed 211,000 sold tons or $3.2 million in coal sales revenue during the 2000 Quarter. Shipments from the Eastern Kentucky operations, which have been supplemented by brokered coal replacing certain higher cost Lodestar coal production, were stable, representing 2.2% of the increased shipment volume during the 2000 Quarter as compared to the 1999 Quarter.

Coal sales prices dropped 5.9% or $1.40 per sold ton from $23.85 per sold ton during the 1999 Quarter to $22.45 per sold ton during the 2000 Quarter. Half, or $0.70, of the $1.40 per sold ton drop in realization is attributable to the introduction of the Mountain operations coal production which earned an average realization per sold ton of $15.09 during the 2000 Quarter and which represented 8.7% of sold tonnage volume and 5.8% of coal sales revenue. Lower average realizations for coal produced in the Rocky Mountain coal basin reflect a competitive advantage in operating costs as compared to the Illinois and Appalachian basin production due, among other factors, to the ability to sell raw coal, thereby, avoiding yield loss and processing costs. Primarily, the remaining $0.70 decrease in realization per sold ton reflects continuing downward pressure on market pricing for coal produced in the Illinois and Appalachian Coal Basins. (See also Certain Events and Factors Affecting Profitability).

COST OF REVENUES were $51.2 million in the 2000 Quarter, as compared to $38.7 million in the 1999 Quarter, an increase of $12.5 million, or 32.3%. Approximately $10.3 million of this increase results from the 26.3% increase in the volume of coal shipments during the 2000 Quarter as previously described, including $4.1 million of cost of revenues on the Mountain coal production. Additionally, $2.2 million reflects cost increases in the Kentucky mines as cost of coal sales revenues per ton shipped for those operations for the 2000 and 1999 Quarters were $21.10 and $19.95, respectively, for an increase of $1.15 or 5.8% in operating costs. The increased mining costs were primarily driven by a decrease in salable yield from 63.7% in the 1999 Quarter to 60.1% in the 2000 Quarter at the Western Kentucky operations. This decline in salable yield was caused by geological conditions existing during the startup of a new block of longwall panels which resulted in higher ash content in coal produced during February and March of 2000. As mining continued further into the block, ash decreased and the Western Kentucky operations experienced improved salable yield. The Eastern Kentucky operations experienced an improved average surface mining ratio of 14.5 as compared to the 1999 Quarter ratio of 18.2 and improved salable yield at the underground mine which increased from 39.8% in the 1999 Quarter to 47.6% in the 2000 Quarter. However, cost of revenues in the Eastern Kentucky operations increased by approximately 3.3% during the 2000 Quarter as compared to the 1999 Quarter, primarily due to increased diesel fuel prices, higher hauling costs and the mining of property with higher mineral royalty rates. The Mountain operation continued to experience adverse geologic conditions during the 2000 Quarter, which delayed attainment of full production capacity and increased operating costs. During the 2000 Quarter, cost of revenues exceeded coal sales and related revenues by $0.9 million for the Mountain operation, which was unchanged from the results for the three months ended January 31, 2000.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $7.4 million for the 2000 Quarter increased from the 1999 Quarter by $0.2 million, or 2.8%. This increase is primarily the result of depreciation, depletion and amortization of assets associated with the Mountain operation.

GENERAL AND ADMINISTRATIVE costs were $2.7 million in the 2000 Quarter, an increase of $0.4 million or 17.4% from the 1999 Quarter, primarily due to costs associated with development of administrative support functions in the Mountain operations, as offset by cost reductions for Year 2000 expenditures that negatively impacted the 1999 Quarter.

ASSET WRITE-DOWNS AND PROVISIONS recorded during the 2000 Quarter were $20.5 million. As a result of revised plans for the deployment of certain coal properties, $10.0 million of pre-tax non-cash charges to revalue associated assets and liabilities were recorded. Additionally, $5.5 million of goodwill was written off based on the performance of the Company, and approximately $5.0 million was written off, reflecting the impairment of certain coal contracts based on their current pricing. (See Note 6 to the Consolidated Financial Statements and Certain Events and Factors Affecting Profitability.)

OPERATING LOSS for the 2000 Quarter was $26.4 million as compared to $0.9 million for the 1999 Quarter. The $25.5 million increase is the result of $20.5 million of charges to asset write-downs and provisions and $5.0 million of further reductions in operating margin as previously described.

INTEREST EXPENSE, NET was $5.7 million for the 2000 Quarter, an increase of $0.9 million as compared to $4.8 million for the 1999 Quarter. This is the result of interest expense associated with increased borrowing on the Company's Senior Credit Facility and other increased indebtedness relative to acquisitions occurring since the 1999 Quarter.

NET LOSS increased from $5.7 million during the 1999 Quarter to $32.1 million during the 2000 Quarter as a result of the factors described above.

RESULTS OF OPERATIONS:

                                                            SIX MONTHS ENDED
                                                   ----------------------------------
                                                     April 30, 2000    April 30, 1999
                                                   ----------------    --------------
OPERATIONS AND OTHER DATA:
Coal sales and related revenue                            $ 115,744    $ 104,744
Cost of revenues                                            104,756       87,375
Depreciation, depletion and amortization                     14,631       14,152
General and administrative                                    5,279        4,862
Asset write-downs and provisions (2)                         20,502           --
                                                          ---------    ---------
Operating loss                                              (29,424)      (1,645)
Interest expense, net                                        11,242        9,501
                                                          ---------    ---------
Net loss                                                  $ (40,666)   $ (11,146)
                                                          =========    =========

EBITDA                                                    $   5,709    $  12,507
                                                          =========    =========

OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities       $   4,457    $  (5,432)
Net cash used in investing activities                     $ (15,114)   $ (10,728)
Net cash provided by financing activities                 $   9,757    $   3,678
Capital expenditures (1)                                  $  15,423    $  10,801

OTHER OPERATING DATA:
Tons of coal shipped                                          4,899        4,143

Coal sales and related revenue per ton shipped            $   23.63    $   25.28
Cost of coal sales and related revenues per ton shipped   $   21.38    $   21.09

Coal sales revenue per ton shipped                        $   23.16    $   23.60
Cost of coal sales revenues per ton shipped               $   21.23    $   20.25


(1) Capital expenditures for the six months ended April 30, 2000 and 1999 include $4.9 million and $5.4 million, respectively, in cash payments for acquisitions.
(2) See Note 6 to the Consolidated Financial Statements.

PRODUCTION AND REVENUE SOURCES:

The following table summarizes the tons shipped by region for the periods presented:

                          SIX MONTHS ENDED APRIL 30,
                          ---------------------------
REGION                        2000          1999
                          ----------     ------------
                              (TONS IN THOUSANDS)

Eastern Kentucky            1,988            1,819
Western Kentucky            2,327            2,207
Mountain                      394               --
Brokered                      190              117
                            -----            -----
               Total        4,899            4,143
                            =====            =====

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

COAL SALES AND RELATED REVENUE for the six months ended April 30, 2000 (the "2000 Period") were $115.7 million, an increase of $11.0 million or 10.5% compared to the six months ended April 30, 1999 (the "1999 Period"). The increase resulted from $14.7 million of increased shipments of 756,000 tons or 18.2%, of which 394,000 tons or 9.5% was sourced from the Mountain operation, and $1.0 million of pricing improvement in the Eastern Kentucky operation during the 2000 Period, offset by a $4.7 million decrease in revenue associated with other related ancillary services primarily due to the completion of contract mining activity in Eastern Kentucky during the 1999 Period.

Overall, coal sales revenue per ton shipped decreased $0.44 or 1.9% from $23.60 in the 1999 Period to $23.16 in the 2000 Period, primarily, as a result of the introduction of 394,000 tons of coal from the Mountain operation with an average realization of $15.30 per ton shipped. Lower average realizations for coal produced in the Rocky Mountain coal basin reflect a competitive advantage in operating costs as compared to the Illinois and Appalachian basin production due, among other factors, to the ability to sell raw coal, thereby, avoiding yield loss and processing costs. Exclusive of the impact of Mountain coal, the average realization per sold ton for the Eastern and Western operations for the 2000 and 1999 Periods were $23.85 and $23.60, respectively, an increase of 1.1%.

COST OF REVENUES were $104.8 million in the 2000 Period, as compared to $87.4 million in the 1999 Period. Components of this $17.4 million or 19.9% increase include $15.6 million cost of revenue on 756,000 additional shipped tons, $7.8 million of which is attributable to the Mountain operation, $4.6 million of increased operating costs in the Western Kentucky and Eastern Kentucky operations, offset by $2.8 million of reduced cost of revenues primarily associated with the completion of contract mining activity during the 1999 Period. As noted, operating costs in the Western Kentucky and Eastern Kentucky operations increased by $4.6 million, or 5.5% on a per sold ton basis, primarily as a result of decreased salable yield in Western Kentucky and higher diesel fuel, transportation costs, and royalty expense in Eastern Kentucky. The productivity levels at the Mountain operation have continued to be impacted by adverse geological conditions during the 2000 Period which have resulted in cost of revenues in excess of coal sales and related revenue of $1.8 million.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $14.6 million for the 2000 Period increased from the 1999 Period by $0.4 million, or 2.8%. This increase is primarily the result of depreciation, depletion and amortization of assets associated with the Mountain operation.

GENERAL AND ADMINISTRATIVE costs were $5.3 million in the 2000 Period, an increase of $0.4 million as compared to $4.9 million in the 1999 Period. This increase is primarily associated with the development of administrative support functions in the Mountain operation, with various other increases in general and administrative costs offset by reduced expenses for Year 2000 expenditures during the 2000 Period.

ASSET WRITE-DOWNS AND PROVISIONS recorded during the 2000 Quarter were $20.5 million. As a result of revised plans for the deployment of certain coal properties, $10.0 million of pre-tax non-cash charges to revalue associated assets and liabilities were recorded. Additionally, $5.5 million of goodwill was written off based on the performance of the Company, and approximately $5.0 million was written off, reflecting the impairment of certain coal contracts based on their current pricing. (See Note 6 to the Consolidated Financial Statements and Certain Events and Factors Affecting Profitability.)

OPERATING LOSS for the 2000 Period was $29.4 million as compared to $1.6 million for the 1999 Period. This $27.8 million increase includes $20.5 million of charges to asset write-downs and provisions, and $7.3 million of further reductions in operating margins as previously described.

INTEREST EXPENSE, NET was $11.2 million for the 2000 Period, an increase of $1.7 million as compared to $9.5 million for the 1999 Period. This is the result of interest expense associated with increased borrowings on the Company's Senior Credit Facility and other increased indebtedness relative to acquisitions occurring since the 1999 Period.

NET LOSS increased from $11.1 million during the 1999 Period to $40.7 million during the 2000 Period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120.0 million senior credit facility (the "Senior Credit Facility") that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. Due to the Company's operating performance in fiscal 2000, Lodestar is in violation of certain covenants of the Senior Credit Facility. Although Lodestar's lenders could pursue various remedies in accordance with their contractual rights, as of June 14, 2000, they have continued to fund and have taken no actions to restrict Lodestar from operating in the normal course of business.

The Company's liquidity requirements arise from working capital requirements, capital investments, interest payment obligations, and debt service of supplemental loans outstanding under the Senior Credit Facility. As of April 30, 2000, the Senior Credit Facility debt was $34.6 million, and $24.9 million of letters of credit were outstanding. Based upon eligible collateral as of April 30, 2000, the net unused borrowing and letter of credit availability thereunder was $4.0 million and $2.1 million, respectively. Through management of its working capital, Lodestar was able to increase its borrowing availability between April 30, 2000 and May 15, 2000 to allow funding of its $8.6 million semi-annual coupon payment on May 15th.

Cash provided from the Company's operating activities for the 2000 Period was $4.5 million, compared to $5.4 million of cash used in the 1999 Period. The $4.5 million of cash provided by operating activities was primarily a result of working capital changes. The primary components of the working capital changes were a reduction in accounts receivable of $7.3 million which includes the benefit of collecting $4.8 million from the resolution of the Cedar Bay litigation (See "Legal Proceedings"), and an increased level of accounts payable of $4.8 million as the result of a general increased aging of accounts payable.

Increasing by $4.4 million, total net cash used in investing activities was $15.1 million and $10.7 million for the 2000 Period and 1999 Period, respectively. For the six months ended April 30, 2000, capital expenditures were $10.5 million as compared to $5.4 million during the 1999 Period. Capital expenditures in the 2000 Period were abnormally high due to the capitalization of equipment and development activity occurring both at the Mountain operation, in conjunction with the ramp-up of the White Oak and McClane Canyon mines, as well as in the Eastern Kentucky operation, in conjunction with the ramp-up of the Bent Mountain mine. Additionally, expenditures of $2.5 million for the second of two new longwall face conveyor systems and $1.5 million for construction of mainline belting systems occurred at the Western Kentucky Baker mine. The Company had capital expenditure commitments of approximately $1.0 million at April 30, 2000 and projects total capital expenditures for fiscal year 2000 will approximate $12.0 million. Other cash used in investing activities during the 2000 and 1999 Periods include cash payments of $4.9 million made to the respective sellers in conjunction with the Bent Mountain acquisition and $5.4 million in conjunction with the Tug River acquisition.

During the 2000 Period, borrowings under the Company's Senior Facility increased from $24.3 million to $34.6 million and the availability under its borrowing line decreased from $9.8 million to $4.0 million. Cash provided by operating activities was not enough to offset the cost of the Bent Mountain acquisition of $4.9 million, the interest coupon payment of $8.6 million paid on November 15, 1999 and the significant capital expenditures of $10.5 million during the 2000 Period. Borrowing availability was temporarily benefited in November by the supplemental loan as described in Note 3 of the Consolidated Financial Statements, however, such loan will result in four $1.675 million quarterly outflows, the second of which was paid on May 1, 2000.

As of June 7, 2000, the Company's availability under its Senior Credit Facility borrowing line was approximately $2.1 million. Outstanding borrowings and letters of credit under the Senior Credit Facility are $37.9 million and $26.7 million, respectively. Lodestar's day-to-day operations are being hampered by a significant liquidity shortage. Although, the Company expects to have minimal ($1.0 million to $2.0 million) capital expenditure requirements during the remainder of fiscal year 2000, it is obligated, as previously described, to make $1.675 million supplemental loan repayments on August 1st and November 1st, as well as a semi-annual coupon payment of $8.625 million on November 15th.

To meet the aforementioned obligations, the Company will have cash provided by its operating activities and availability provided by cash collateral to be provided by Renco of $1.0 million under its Senior Credit Facility, as described in Note 4 of the accompanying financial statements. There can be no assurance that these sources will provide sufficient liquidity to meet the Company's needs.

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

FORWARD - LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends, including coal pricing; competition; the loss of any significant customers or long-term contracts; availability of qualified personnel; major equipment failures; changes in, or failure or inability to comply with, government regulation, including, without limitation, environmental regulations; outcome of litigation; ability to meet its liquidity needs; satisfactory completion of negotiations with U.M.W.A. and other factors referenced in this report. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. - ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of business, is exposed to inherent market risks relative to coal prices, which the Company attempts to mitigate through its portfolio of long-term contracts, which provide stability in pricing for much of its production.

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

The Company currently holds no market sensitive instruments, derivatives or other financial instruments the disclosure of which would be required by Item 305 Regulation S-K, nor does the Company participate in any business activity for speculative purposes.

PART II.  - ITEM 1 LEGAL PROCEEDINGS

In October 1999, Lodestar initiated arbitration proceedings against Cedar Bay to collect approximately $6.0 million in underpayments for coal delivered to Cedar Bay by Lodestar. Previously, Cedar Bay had been awarded a judgment for approximately $5.1 million of this amount in its litigation against its customer Florida Power & Light Company. (The $5.1 million awarded to Cedar Bay was part of a larger judgment. See Part 1 - Item 3 Legal Proceedings of the Form 10K for the fiscal year ended October 31, 1999.) Such matter was resolved on April 19, 2000 with the payment by Cedar Bay to Lodestar of slightly more than $4.8 million.

On November 15, 1996, Lodestar and Shipyard River Coal Terminal Co. ("Shipyard"), an affiliate of AEI Resources, Inc., entered into various agreements relating to a mining project in Pike County, Kentucky, including a Coal Purchase Agreement (the "CPA") and a Contract Mining Agreement (the "CMA"). Lodestar purchased coal from Shipyard pursuant to the CPA and conducted mining for Shipyard pursuant to the CMA. On December 1, 1997, Lodestar and East Kentucky Energy Corporation ("EKE"), also an affiliate of AEI Resources, Inc., entered a Lease and Sublease Agreement (the "Lease"), pursuant to which Lodestar leased certain coal properties in Knott County, Kentucky. Lodestar has not mined on the property subject to the Lease and presently has no plans to do so. In December 1999, Lodestar management and representatives of Shipyard and EKE began negotiations aimed at resolving several outstanding issues between the companies, including issues under the CPA, the CMA, and the Lease. However, on May 16, 2000, EKE filed suit against Lodestar in the Boyd County, Kentucky, Circuit Court, seeking damages for alleged breach of the Lease. EKE alleges that Lodestar failed to timely make a minimum royalty payment due under the Lease, resulting in forfeiture of the Lease. EKE claims that, despite its forfeiture of the Lease, Lodestar is liable for (i) minimum royalties that would have been due under the lease had it not been terminated ($25,000 per month from February 2000 through November
2002), and (ii) royalty income lost because Lodestar did not mine the property subject to the Lease, in the amount of $7.5 million. Lodestar believes that EKE's claims are without merit, and has filed a counterclaim seeking damages of $9.7 million for wrongful termination of the Lease. On May 24, 2000, Shipyard filed a separate suit against Lodestar in the Pike County Circuit Court, seeking damages under the CPA. Shipyard claims that Lodestar has failed to make payment for coal due under the CPA in the amount of $1.5 million. Lodestar will file a counterclaim seeking damages of approximately $1 million from Shipyard for failure to make all payments due under the CMA. Management of the Company does not expect the resolution of these legal proceedings to have a material adverse impact on the results of operations or the financial condition of the Company.

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


                        LODESTAR HOLDINGS, INC.
                             (REGISTRANT)


                              By:   /s/ Michael E. Donohue
                                    -------------------------------------------
                                    MICHAEL E. DONOHUE
                                    Vice President and Chief Financial Officer
                                    (duly authorized officer, principal
                                    financial and accounting officer)




                               Date: June 14, 2000
                                     -------------

                                  EXHIBIT INDEX



       EXHIBIT NO.                                          DESCRIPTION
--------------------------------------------------------------------------------


27    FINANCIAL DATA SCHEDULE