Form 10-Q
period 2000-07-31
LODESTAR HOLDINGS INC
filed 2000-09-20
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2000
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _____________.


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

                                 (859) 255-4006
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                / / YES  /X/ NO

Number of shares outstanding of each of the registrant's classes of common stock, as of September 20, 2000:

COMMON STOCK, $1.00 PAR VALUE                                        1000 SHARES

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
TABLE OF CONTENTS                                                                 1

PART I.  FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         July 31, 2000 and October 31, 1999                                       2

         Consolidated Statements of Operations for the Three Months Ended
         July 31, 2000 and July 31, 1999                                          3

         Consolidated Statements of Operations for the Nine Months Ended
         July 31, 2000 and July 31, 1999                                          4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended July 31, 2000 and July 31, 1999                        5

         Notes to Consolidated Financial Statements                               6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                             9

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     18


PART II.  OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                              19

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               20


SIGNATURE                                                                        21

PART I. - ITEM 1 FINANCIAL STATEMENTS

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                July 31, 2000       October 31, 1999
                                                                              ----------------      ----------------
                                         ASSETS
Current assets:
     Cash                                                                       $        2,494       $         3,454
     Accounts receivable                                                                32,910                39,828
     Inventories                                                                        12,974                15,780
     Prepaid expenses and other                                                          3,090                 4,121
                                                                              ----------------      ----------------
                    Total current assets                                                51,468                63,183


Property, plant and equipment, net                                                      98,470               109,244
Coal and ash disposal contracts in excess of market, net of accumulated
   amortization of $14,482 and $7,685, respectively                                     32,326                39,123
Other assets                                                                            11,337                17,655
                                                                              ----------------      ----------------
                                                                                $      193,601       $       229,205
                                                                              ================      ================

                          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current installments of long-term obligations (Note 5)                     $       40,649       $         1,033
     Accounts payable                                                                   37,264                32,052
     Accrued expenses                                                                   23,610                28,681
                                                                              ----------------      ----------------
                    Total current liabilities                                          101,523                61,766

Long-term obligations, excluding current installments (Note 5)                         155,500               180,259
Other non-current liabilities                                                           50,660                47,816
                                                                              ----------------      ----------------
                    Total liabilities                                                  307,683               289,841
                                                                              ----------------      ----------------
Stockholder's  deficit:
     Common stock, $1.00 par value. Authorized, issued and outstanding
         1,000 shares                                                                        1                     1
     Additional paid-in capital                                                          5,000                 5,000
     Accumulated deficit                                                              (118,846)              (65,400)
     Accumulated other comprehensive loss - minimum pension liability
         adjustment                                                                       (237)                 (237)
                                                                              ----------------      ----------------
                    Total stockholder's deficit                                       (114,082)              (60,636)
                                                                              ----------------      ----------------
                                                                                 $     193,601       $       229,205
                                                                              ================      ================

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                 (in thousands)


                                                                   Three Months Ended
                                                           ----------------------------------
                                                           July 31, 2000        July 31, 1999
                                                           -------------        -------------
 Coal sales and related revenue                             $    60,432          $    67,719
 Operating costs:
      Cost of revenues                                           51,928               55,286
      Depreciation, depletion and amortization                    6,573                7,740
      General and administrative                                  2,459                2,230
      Asset write-downs and provisions  (Note 6)                  6,500                3,000
                                                           -------------        -------------
                                                                 67,460               68,256
                                                           -------------        -------------

           Operating loss                                        (7,028)                (537)

 Interest expense, net                                           (5,753)              (5,152)
                                                           -------------        -------------
           Net loss                                         $   (12,781)         $    (5,689)
                                                           =============        =============



See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                 (in thousands)

                                                             Nine Months Ended
                                                     ----------------------------------
                                                     July 31, 2000        July 31, 1999
                                                     -------------        -------------
 Coal sales and related revenue                       $    176,176         $    172,463

 Operating costs:
      Cost of revenues                                     156,684              142,661
      Depreciation, depletion and amortization              21,204               21,892
      General and administrative                             7,738                7,092
      Asset write-downs and provisions  (Note 6)            27,002                3,000
                                                     -------------        -------------
                                                           212,628              174,645
                                                     -------------        -------------

         Operating loss                                    (36,452)              (2,182)

 Interest expense, net                                     (16,995)             (14,653)
                                                     -------------        -------------
         Net loss                                     $    (53,447)        $    (16,835)
                                                     =============        =============


See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                               Nine Months Ended
                                                                        --------------------------------
                                                                        July 31, 2000      July 31, 1999
                                                                        -------------      -------------
Net cash provided by (used in) operating activities:
   Net loss                                                              $    (53,447)      $    (16,835)

   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation, depletion, and amortization                                21,204             21,892
      Loss on sale/disposal of property plant and equipment                        22                 37
      Amortization of deferred financing fees                                     896                833
      Imputed interest                                                            533                469
      Asset write-downs and provisions                                         27,002              3,000

   Changes in operating assets and liabilities:
      Accounts receivable                                                       6,414             (6,497)
      Inventories                                                               2,572             (6,996)
      Prepaid expenses and other current assets                                (1,269)              (948)
      Other assets                                                               (314)            (1,113)
      Accounts payable                                                          5,297               (148)
      Accrued expenses                                                         (5,654)            (9,418)
      Other non-current liabilities                                            (2,483)              (350)
                                                                        -------------      -------------
Net cash provided by (used in) operating activities                               773            (16,074)
                                                                        -------------      -------------
Cash flows used in investing activities:
   Payment for acquisitions                                                    (4,900)           (10,384)
   Capital expenditures                                                       (11,532)           (10,686)
   Proceeds from sales of property, plant and equipment                           869                 98
                                                                        -------------      -------------
Net cash used in investing activities                                         (15,563)           (20,972)
                                                                        -------------      -------------
Cash flows provided by financing activities:
   Net borrowings from revolving credit facility                               14,726             25,258
   Principal payments on long-term obligations                                   (896)              (245)
                                                                        -------------      -------------
Net cash provided by financing activities                                      13,830             25,013
                                                                        -------------      -------------

Net decrease in cash                                                             (960)           (12,033)
Cash at beginning of year                                                       3,454             14,949
                                                                        -------------      -------------
Cash at end of year                                                      $      2,494       $      2,916
                                                                        =============      =============
Supplemental cash flow disclosures:
   Interest paid                                                         $     19,878       $     17,679
                                                                        =============      =============
   Debt incurred through acquisition of property, plant
      and equipment                                                      $        600       $      7,251
                                                                        =============      =============
   Other liabilities assumed through acquisition of
      property, plant and equipment                                      $      3,100       $     12,434
                                                                        =============      =============

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Nine Months ended July 31, 2000 and 1999
                           (unaudited - in thousands)

(1)  BUSINESS

     Lodestar Holdings, Inc. (formerly named Rencoal, Inc.) purchased all of the outstanding shares of capital stock of Costain Coal, Inc. (prior to the Acquisition, the "Predecessor Company") from Costain America, Inc. (the "Predecessor's Parent"), effective March 14, 1997 (the "Acquisition"). After the Acquisition, Costain Coal, Inc. was renamed Lodestar Energy, Inc.

     Lodestar Holdings, Inc. and its subsidiaries, Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company, (the "Company") a wholly-owned subsidiary of The Renco Group, Inc., ("Renco") began operations on March 15, 1997. On May 15, 1998, the Company sold and issued $150.0 million of 11.5% Senior Notes due 2005 (the "Notes"). The Company's principal operations consist of surface and underground coal mining operations in Kentucky and underground coal mining operations in Utah and Colorado which began production in 1999 and 2000, respectively. Coal shipments are made to a wide variety of utilities throughout the United States.

     The Company has incurred significant losses since it commenced operations and negative cash flows during fiscal 2000, 1999, and 1998. The amount of the Company's losses has been impacted, by generally unfavorable factors affecting the coal industry in the Eastern United States, as well as the Company's own specific operational problems. Beginning in 1999, the Company began a concentrated effort to upgrade its low-sulfur reserve base in order to address one of its primary operational problems. During this effort, the Company has expended $16,084 in cash, committed $7,851 in debt payments and assumed short and long-term obligations of $15,734 in an effort to improve its low-sulfur reserve base. The return on these invested funds has not materialized as expected due to deteriorating market conditions, significant increases in fuel and transportation costs, and unanticipated operational problems affecting the underground operations in Utah.

     The Company has substantial leverage and significant debt service obligations. As of July 31, 2000, the Company had outstanding indebtedness of $196.1 million. The significant leverage of the Company combined with the accumulated losses and the lack of liquidity has resulted in serious ongoing problems in all areas of the Company's business.

     The Company's operating results in the third quarter show improvement when compared to the second quarter from an adjusted EBITDA, as defined in
     Note 3, page 11, standpoint ($6.0 million compared to $1.4 million for the third and second quarters, respectively). Generally, the operational improvements are attributable to somewhat improved market conditions and the continuing positive impact of the aforementioned capital expenditures on the Company's cost structure. Nevertheless, third quarter results were negatively impacted by the recognition of a $6.5 million non-cash write-off associated with the White Oak mine in Utah. Additionally, the financial impact of the third quarter operational improvements is minor in comparison to the cumulative effect of the financial problems which have to be addressed.

     The Company anticipates that the Company will not be making the scheduled November interest payment on the Notes and intends to attempt to negotiate a restructuring of the Notes with the Noteholders. The Company's continued financial viability is dependent upon its ability to successfully complete the integration of its newly acquired properties with existing operations in a manner which improves operational results and the Company's ability to sustain operations until such results can materially impact its financial condition. In order to improve the liquidity of the Company, management is investigating the sale of certain of the Company's assets and possible sources of additional capital. There can be no assurance that the Company has either the resources required or the availability of third party participation to resolve the current liquidity crisis in a manner which allows it to sustain its operations. Furthermore, any solution that could be achieved is dependent upon remediation of the defaults under the Senior Credit Facility and access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity until the necessary operational improvements can be attained. Pending the implementation of potential corrective measures as previously described, there can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Senior
     Notes due 2005, or to fund its other liquidity needs.

(2)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared from the accounting records of Lodestar Holdings, Inc. and its subsidiaries, without audit. For tax purposes, Renco is a Subchapter S corporation and the Company has been designated a qualified Subchapter S subsidiary. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations presented for the nine month period ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(3)  INVENTORIES

     Inventories consist of the following:

                                          July 31, 2000      October 31, 1999
                                        -----------------   ------------------
 Coal                                      $        9,967       $       12,366
 Materials and supplies                             3,007                3,414
                                        -----------------   ------------------
                                           $       12,974       $       15,780
                                        =================   ==================

(4)  ACQUISITION OF ASSETS IN NOVEMBER 1999

     On November 12, 1999, Lodestar Energy, Inc. ("Lodestar"), a wholly-owned subsidiary of the Company, acquired certain mining rights, leases of real property and equipment in Eastern Kentucky (collectively, "Bent Mountain") from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration paid to Quaker was $4.9 million in cash, a deferred payment obligation of $0.6 million due one year from the date of the acquisition, and the assumption of certain other liabilities. This transaction was funded through a supplemental loan under the Company's $120.0 million senior credit facility (the "Senior Credit Facility"). (See Note 5). This acquisition provides Lodestar with a surface mining operation with approximately 15.4 million tons of demonstrated reserves. Lodestar began production on Bent Mountain in December 1999 and expects to generate annual production of approximately 1.5 million tons.

(5)  AMENDMENT TO SENIOR CREDIT FACILITY

     In order to secure the necessary funds to consummate the Bent Mountain transaction (See Note 4), in November 1999 Lodestar entered into an amendment to its Senior Credit Facility providing for a supplemental loan of $6.7 million. This supplemental loan bears interest at the prime rate plus 0.75% and is payable in four equal quarterly installments which began February 1, 2000. In conjunction with such amendment, the Company is subject to, among other things, minimum monthly earnings tests during the remaining life of its credit facility. At July 31, 2000, $3,350 remained outstanding under the supplemental loan with equal payments due on August 1st (which has been made) and November 1st.

     The Company has failed to meet the minimum monthly earnings tests for each month since January 31, 2000. The lenders waived the Company's non-compliance with the monthly earnings test requirements for the periods ended January 31, 2000 and February 29, 2000. As of March 31, 2000 and continuing through the date of submission of this document, unremedied events of default exist under the covenants of the Company's Senior Credit Facility. Although Lodestar's lenders could pursue various remedies in accordance with their contractual rights, as of September 20, 2000, they have continued to fund and have taken no action to restrict Lodestar from operating in the normal course of business. Management is pursuing various alternatives in an effort to resolve the Company's current default situation. However, since there can be no assurance that this situation will be resolved, amounts outstanding under the Senior Credit Facility have been classified as current liabilities as of July 31, 2000.

     Simultaneous with the amendment to the Senior Credit Facility, Renco entered into an agreement with the Company's lenders (the "Subordinated Loan Letter") to provide, in certain circumstances, subordinated loans of up to $6.0 million to the Company should the Company fail to maintain certain financial covenants required by the terms of the Senior Credit Facility or should the Company not meet minimum daily loan availability requirements of $6.0 million. The proceeds of the subordinated loan can only be used to reduce the outstanding borrowings under the Senior Credit Facility thereby reducing the minimum daily loan availability shortfall, if any, and in certain cases creating additional availability under the Senior Credit Facility.

     The Senior Credit Facility was further amended in March and August 2000. In conjunction with such amendments, Renco and the lenders under the Senior Credit Facility agreed that Renco may at its election provide $6.0 million of cash collateral to the lenders, in $1.0 million installments from March to August 2000. The lenders, in turn, will provide additional availability to the Company equal to the amount of cash collateral provided. As of July 31, 2000, $5.0 million of additional availability had been provided in accordance with such amendment. As of September 20, 2000, a total of $6.0 million of additional availability has been provided in accordance with such amendments. The cash collateral provided satisfies the liability of Renco to make advances under the Subordinated Loan Letter.

(6)  ASSET WRITE-DOWNS AND PROVISIONS

     During the three months ended April 30, 2000, Lodestar recorded a pre-tax non-cash charge of approximately $20.5 million, in response to market conditions. Lodestar implemented new mining strategies primarily in its Eastern Kentucky operations that resulted in significant changes in the timing and extent to which certain Central Appalachia coal assets have been deployed. Based upon the centralization of mining activity at certain primary sites, the idling or closure of certain high operating cost mines, and the re-evaluation of the economics of future mining on certain other properties controlled by Lodestar, the Company recorded approximately $15.0 million of pre-tax non-cash charges to write-off or establish appropriate provisions for the impairment of certain long-term contracts, adjust reclamation liability reserves, accelerate amortization of deferred development, write-off potentially unrecoupable advance royalties and to adjust reserves for collectability, litigation and coal inventory valuations. Additionally, as a result of the performance of the Company, a $5.5 million charge was recorded to write-off goodwill.

     In July 2000, Lodestar management determined that efforts to improve the White Oak mine operating results had been unsuccessful. The decision was made to close this mine when retreat mining methods have been exhausted, which is expected to occur during the second quarter of fiscal 2001. During the three months ended July 31, 2000, Lodestar recorded a pre-tax non-cash charge of $6.5 million to establish provisions required in conjunction with the closure of this operation.

     No impact on the Company's cash flow has occurred as a result of the $27.0 million in charges for asset write-downs and provisions.

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

CERTAIN EVENTS AND FACTORS AFFECTING OPERATIONS

The primary variable factors which affect Lodestar's operations are: (i) market conditions; (ii) productivity; (iii) for underground operations, the ratio of coal available for sale to material extracted (the "salable yield");
(iv) for surface mining operations, the ratio of yards of overburden moved to tons of coal produced (the "mining ratio"); and (v) the heat and sulfur content of the coal produced (the "coal quality").

Frontier Insurance Company ("Frontier") is the surety on performance bonds in the total amount of approximately $62.4 million as of July 31, 2000, posted by Lodestar with various governmental agencies and third parties. Frontier's credit rating was downgraded by A.M. Best to B in March, 2000 and further downgraded to C++ in April, 2000. Also, effective June 1, 2000, Frontier is no longer included in the U. S. Department of Treasury Circular 570 listing of acceptable sureties on bonds posted with federal agencies.

On May 8, 2000, Lodestar received notice from the Kentucky Natural Resources and Environmental Protection Cabinet ("DNR") that it was not accepting bonds prospectively with Frontier as surety. As part of its reclamation activities, Lodestar had approximately $40.2 million of Frontier performance bonds outstanding in favor of the DNR, as of July 31, 2000. Although the DNR has not required replacement of existing reclamation bonds, Kentucky Administrative Regulations provide that DNR would do so in the event of bankruptcy or insolvency of the surety, and that coal extraction and processing operations would be suspended if such replacement was not accomplished within ninety days. Alternatives for replacing these bonds, if required, as well as for providing reclamation bonds to DNR prospectively, include posting (i) performance bonds with adequate surety or (ii) collateral bonds with cash deposits, certificates of deposit, or letters of credit. If replacement of reclamation bonds was required and could not be accomplished, Lodestar could be required to suspend coal extraction and processing activities on the affected mining permits.

Besides the aforementioned notice from the Kentucky DNR, Lodestar has received notifications from various state and federal government agencies requesting replacement of approximately $12.5 million of Frontier bonds, in accordance with various time frames. Failure to resolve these requests could have a negative impact in numerous aspects of Lodestar's operations including its mining operations in Colorado and Utah, as well as, certain ancillary activities in Kentucky.

Lodestar management is actively seeking an alternative surety for its bonding requirements, but to date has been unsuccessful, primarily because of its current financial condition. There is no assurance that Lodestar will be able to make alternative surety arrangements, nor is there assurance that Lodestar has enough liquidity to provide for the future bonding requirements which will be necessary in its ordinary course of business.

Frontier also was the surety on performance bonds in the total amount of $16.8 million posted by Lodestar in favor of the Kentucky Department of Workers Claims (the "DWC") relating to Lodestar's self-insured, workers' compensation liability in Kentucky. On March 31, 2000, Lodestar received notice from DWC that Lodestar was required to replace the surety on those bonds with an approved bonding company or other satisfactory surety. On July 10, 2000, DWC released those bonds in exchange for Lodestar providing the DWC with a letter of credit in the amount of $12.8 million to secure Lodestar's self-insured obligations. Effective September 20, 2000, Lodestar obtained commercial workers' compensation insurance for the period through September 19, 2001 for its Kentucky operations which will require letters of credit approximating $1.7 million.
The cost of such coverage will not materially increase Lodestar's cost during the coverage period.

Lodestar began an underground mining operation in Utah at its White Oak mine in August of 1999. The White Oak mine represents approximately 13.3% of the reserves comprising the Mountain operation. The White Oak operation has incurred significant losses resulting in negative EBITDA, as defined in Note 3, page 11, of $3.1 million during the first nine months of fiscal year 2000 and operating losses are continuing during the fourth quarter. The losses incurred have been attributable to equipment, personnel and geologic conditions. During August 2000, management determined that efforts to improve the White Oak mine operating results had been unsuccessful. The decision was made to close this mine when retreat mining methods have been exhausted, which is expected to occur during second quarter of fiscal 2001. The financial results for the three months ended July 31, 2000, include a pre-tax non-cash charge of $6.5 million to establish provisions for certain liabilities and for the impairment of certain assets associated with the White Oak mine. The White Oak mine contributed 477,400 sold tons, or 6.4%, of the total sold tonnage and $7.4 million, or 4.2%, of total coal sales and related revenue during the nine months ended July 31, 2000.

The Company's Utah workers' compensation and black lung coverage is scheduled to expire on October 20, 2000. The Company is pursuing various options including alternative sources of insurance but there can be no assurance that a permanent resolution of these coverage issues can be achieved. Management does not expect the ultimate resolution of this issue to have a material impact on its financial condition or its results of operations.

Approximately 400 employees at Lodestar's Western Kentucky operations, who are represented by the United Mine Workers of America, (the "UMWA"), have approved a new labor contract, replacing the collective bargaining agreement which expired May 13, 2000. The new contract, which among other issues, addresses scheduling guidelines, pay increases, and certain pension and benefit enhancements, was effective August 1, 2000 and extends through December 31, 2004, which parallels the expected remaining production life of the Baker mine. Lodestar agreed to participate in the UMWA 1974 Pension Plan and Trust (a multi-employer plan providing pension benefits to retired miners), subject to approval of its participation by the Plan's Trustees.

Although the Company continues to be adversely affected by weak market conditions, certain indications, which include increased electrical generation, increased natural gas prices, stagnant nuclear plant development, weak hydro capacity from dry weather conditions, and rising quoted and spot coal prices, suggest that a stronger coal market may materialize. Due to the high volume of contracted shipments, the Company expects that potential market improvements would have a minimal impact upon its performance for the remainder of the fiscal year. The continuation of this trend into fiscal 2001, however, could be significant since approximately 44.4% of the Company's projected 2001 sales will be dependent on market pricing.

RESULTS OF OPERATIONS:


                                                                 Three Months Ended
                                                          July 31, 2000      July 31, 1999
                                                          -------------      -------------
 OPERATIONS AND OTHER DATA:
 Coal sales and related revenue                             $   60,432        $   67,719
 Cost of revenues                                               51,928            55,286
 Depreciation, depletion and amortization                        6,573             7,740
 General and administrative (1)                                  2,459             2,230
 Asset write-downs and provisions (1)(2)                         6,500             3,000
                                                           -----------       -----------
 Operating loss                                                 (7,028)             (537)
 Interest expense, net                                           5,753             5,152
                                                           -----------       -----------
 Net loss                                                   $  (12,781)       $   (5,689)
                                                           ===========       ===========
 EBITDA (3)                                                 $    6,045        $   10,203
                                                           ===========       ===========
 OTHER FINANCIAL DATA:
 Net cash used in operating activities                      $    3,684        $   10,642
 Net cash used in investing activities                      $      449        $   10,244
 Net cash provided by financing activities                  $    4,073        $   21,335
 Capital expenditures (4)                                   $    1,009        $   10,269

 OTHER OPERATING DATA:
 Tons of coal shipped                                            2,594             2,642

 Coal sales and related revenue per ton shipped             $    23.30        $    25.63
 Cost of coal sales and related revenues per ton shipped    $    20.02        $    20.93

 Coal sales revenue per ton shipped                         $    22.80        $    25.10
 Cost of coal sales revenues per ton shipped                $    19.86        $    20.77



(1) Three months ended July 31, 1999 reflects a reclassification from general and administrative to asset write-downs and provisions for $3.0 million of charges incurred in conjunction with due diligence on a potential acquisition that did not occur.
(2) See Note 6 to the Consolidated Financial Statements for further discussion of the $6.5 million charge incurred during the three months ended July 31, 2000.

(3) EBITDA represents earnings before net interest expense, other income (expense), extraordinary items, income taxes, depreciation, depletion and amortization and asset write-downs and provisions. The trends of EBITDA generally follow the trends of operating income. Information regarding EBITDA is presented because management believes that certain investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles or as an indicator of an issuer's operating performance. Furthermore, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.
(4) Capital expenditures for the three months ended July 31, 1999 include $5.0 million in cash payments for acquisitions.

PRODUCTION AND REVENUE SOURCES:

The following table summarizes the tons shipped by region for the periods presented:


                                         Three Months ended July 31,
REGION                                       2000            1999
                                         ------------    ------------
 Eastern Kentucky                                 950           1,019
 Western Kentucky                               1,249           1,510
 Mountain                                         283               -
 Brokered                                         112             113
                                         ------------    ------------
                Total                           2,594           2,642
                                         ============    ============

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

COAL SALES AND RELATED REVENUE for the three months ended July 31, 2000 (the "2000 Quarter") were $60.4 million, a decrease of $7.3 million or 10.8% compared to the three months ended July 31, 1999 (the "1999 Quarter"). Overall, coal sales and related revenue per ton shipped decreased from $25.63 in the 1999 Quarter to $23.30 in the 2000 Quarter, or 9.1%. Of this $2.33 decrease, 98.7%, or $2.30, represents a decline in the average coal sales revenue per ton shipped during the 2000 Quarter as compared to the 1999 Quarter. Factors contributing to this decline include a continuing soft market demand for coal produced in the Illinois and Appalachian Coal basins, the impact of reduced pricing on certain Western Kentucky contracts, and increased volume of sold tonnage from the Mountain operation, which earns lower realizations, as compared to the Illinois and Appalachian basin products.

Although total shipment volume was relatively unchanged, decreasing 1.8% or 48,000 sold tons from the 1999 Quarter to the 2000 Quarter, this volume change includes the net of 261,000 less sold tons from the Western Kentucky operation, which generated an average realization of $22.06 per sold ton, and an increase of 283,000 sold tons from the Mountain operation, which generated an average realization of $14.65 per sold ton. The 17.3% decrease in shipments from the Western Kentucky operations, as compared to the 1999 Quarter, was primarily the result of the shutdown of the Smith underground mine and the Wheatcroft contract mine in 1999, as well as coal quality problems experienced during the 2000 Quarter which limited the ability to blend and ship customer order specifications at maximum efficiency. The average sales price per sold ton of Western Kentucky coal decreased $2.14 or 8.8%, from an average of $24.20 during the 1999 Quarter to an average of $22.06 during the 2000 Quarter. The Western Kentucky coal shipments contributed 1.5 million tons, or 57.7%, of the total shipments during the 1999 Quarter, as well as 1.2 million tons, or 46.2%, of the total 2000 Quarter shipments. The decline in Western Kentucky coal prices is primarily the result of the expiration of certain coal contracts, reduced pricing on certain contracts due to negotiated price re-opener provisions, spot market coal shipments reflecting soft market demand, as well as the impact of lower coal quality produced by the Smith surface operation.

COST OF REVENUES were $51.9 million during the 2000 Quarter, a decrease of $3.4 million, or 6.1%, as compared to $55.3 million during the 1999 Quarter. The average cost of coal sales revenues per sold ton decreased $0.91 or 4.3%, from $20.77 during the 1999 Quarter to $19.86 during the 2000 Quarter. Primary factors contributing to this decrease include an increased volume of coal from the Mountain operations, at an average cost of coal sales during the 2000 Quarter of $14.67 per sold ton as compared to $20.50 for the Kentucky operations, an improved strip mining ratio in the Eastern Kentucky operations of
14.4 as compared to 15.8 during the 2000 and 1999 Quarters, respectively, as well as an improved salable yield percentage on underground mine production of 62.2% as compared to 59.9% during the 2000 and 1999 Quarters, respectively. Additionally, the average cost of coal sales revenue reflects a $0.65 per ton benefit related primarily to the favorable resolution of certain litigation settlements.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $6.6 million for the 2000 Quarter decreased from the 1999 Quarter by $1.1 million, or 14.3%. This decrease is primarily the result of the write-off of goodwill and certain impaired assets of the Eastern Kentucky operation, during the second quarter of fiscal year 2000, as well as reduced levels of capital expenditures and increased acquisition of equipment through operating leases.

GENERAL AND ADMINISTRATIVE costs were $2.5 million in the 2000 Quarter, an increase of $0.3 million or 13.6% from the $2.2 million for the 1999 Quarter, primarily due to costs associated with the development of administrative support functions in the Mountain operations, as offset by cost reductions for Year 2000 expenditures that negatively impacted the 1999 Quarter.

ASSET WRITE-DOWNS AND PROVISIONS recorded during the 2000 Quarter were $6.5 million. As a result of management's decision to begin retreat mining and to permanently idle the Mountain operation White Oak mine during fiscal year 2001, $6.5 million was recorded to establish required provisions. See Note 6 to the Consolidated Financial Statements and Certain Events and Factors Affecting Operations. The 1999 Quarter reflects a non-recurring charge of $3.0 million incurred in conjunction with due diligence on a potential acquisition that did not occur.

OPERATING LOSS for the 2000 Quarter was $7.0 million as compared to $0.5 million for the 1999 Quarter. The $6.5 million increase in operating loss during the 2000 Quarter is primarily the result of $3.5 million of increased charges to asset write-downs and provisions, as compared to the 1999 Quarter, as well as, $3.0 million of reduced margin as a result of operating performance as previously described.

INTEREST EXPENSE, NET was $5.8 million for the 2000 Quarter, an increase of $0.6 million as compared to $5.2 million for the 1999 Quarter. This is the result of interest expense associated with increased borrowing on the Company's Senior Credit Facility and other increased indebtedness relative to acquisitions occurring since the 1999 Quarter.

NET LOSS increased from $5.7 million during the 1999 Quarter to $12.8 million during the 2000 Quarter as a result of the factors described above.

RESULTS OF OPERATIONS:

                                                                      Nine Months Ended
                                                             July 31, 2000          July 31, 1999
                                                             -------------          -------------
 OPERATIONS AND OTHER DATA:
 Coal sales and related revenue                                $ 176,176              $ 172,463
 Cost of revenues                                                156,684                142,661
 Depreciation, depletion and amortization                         21,204                 21,892
 General and administrative (1)                                    7,738                  7,092
 Asset write-downs and provisions (1)(2)                          27,002                  3,000
                                                              ----------             ----------
 Operating loss                                                  (36,452)                (2,182)
 Interest expense, net                                            16,995                 14,653
                                                              ----------             ----------
 Net loss                                                      $ (53,447)             $ (16,835)
                                                              ==========             ==========

 EBITDA                                                        $  11,754              $  22,710
                                                              ==========             ==========
 OTHER FINANCIAL DATA:
 Net cash provided by (used in) operating activities           $     773              $ (16,074)
 Net cash used in investing activities                         $  15,563              $  20,972
 Net cash provided by financing activities                     $  13,830              $  25,013
 Capital expenditures (3)                                      $  16,432              $  21,070

 OTHER OPERATING DATA:
 Tons of coal shipped                                              7,493                  6,785

 Coal sales and related revenue per ton shipped                $   23.51              $   25.42
 Cost of coal sales and related revenues per ton shipped       $   20.91              $   21.03

 Coal sales revenue per ton shipped                            $   23.03              $   24.18
 Cost of coal sales revenues per ton shipped                   $   20.71              $   20.45

(1) Nine months ended July 31, 1999 reflects a reclassification from general and administrative to asset write-downs and provisions for $3.0 million of charges incurred in conjunction with due diligence on a potential acquisition that did not occur.
(2) See Note 6 to the Consolidated Financial Statements for further discussion of the $27.0 million charge incurred during the nine months ended July 31, 2000.
(3) Capital expenditures for the nine months ended July 31, 2000 and 1999 include $5.0 million and $10.4 million, respectively, in cash payments for acquisitions.

PRODUCTION AND REVENUE SOURCES:

The following table summarizes the tons shipped by region for the periods presented:

                                   Nine Months ended July 31,
REGION                                2000          1999
                                   -----------  -----------
 Eastern Kentucky                        2,938        2,838
 Western Kentucky                        3,576        3,717
 Mountain                                  677            -
 Brokered                                  302          230
                                   -----------  -----------
                   Total                 7,493        6,785
                                   ===========  ===========

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

COAL SALES AND RELATED REVENUE for the nine months ended July 31, 2000 (the "2000 Period") were $176.2 million, an increase of $3.7 million or 2.2% compared to the nine months ended July 31, 1999 (the "1999 Period"). The increase resulted from $10.9 million of increased shipments of 708,000 tons, or 10.4%, of which 677,000 tons, or 9.6%, was sourced from the Mountain operation, offset by $2.4 million of decreased pricing primarily in the Western Kentucky operation during the 2000 Period, and by a $4.8 million decrease in revenue associated with other related ancillary services primarily due to the completion of contract mining activity in Eastern Kentucky during the 1999 Period.

Overall, coal sales revenue per ton shipped decreased $1.15 or 4.7% from $24.18 in the 1999 Period to $23.03 in the 2000 Period, primarily, as a result of the introduction of 677,000 tons of coal from the Mountain operation with an average realization of $15.03 per ton shipped. Exclusive of the impact of Mountain coal, the average realization per sold ton for the Eastern and Western operations for the 2000 and 1999 Periods were $23.83 and $24.18, respectively, a decrease of 1.5%.

COST OF REVENUES were $156.7 million in the 2000 Period, as compared to $142.7 million in the 1999 Period. Components of this $14.0 million or 9.8% increase include $12.6 million cost of revenue on 708,000 additional shipped tons, $12.0 million of which is attributable to the Mountain operation, $4.2 million of increased operating costs in the Western Kentucky and Eastern Kentucky operations, offset by $2.8 million of reduced cost of revenues primarily associated with the completion of contract mining activity during the 1999 Period. As noted, operating costs in the Western Kentucky and Eastern Kentucky operations increased by $4.2 million, or 3.0% on a per sold ton basis, primarily as a result of decreased salable yield in Western Kentucky and higher diesel fuel, transportation costs, and royalty expense in Eastern Kentucky. The productivity levels at the Mountain operation have continued to be impacted by adverse geological conditions during the 2000 Period which have resulted in cost of revenues in excess of coal sales and related revenue of $1.8 million.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $21.2 million for the 2000 Period decreased from the 1999 Period by $0.7 million, or 3.1%. This decrease is primarily the result of the write-off of goodwill and certain impaired assets of the Eastern Kentucky operation, during the second quarter of fiscal year 2000, as well as reduced levels of capital expenditures and increased acquisition of equipment through operating leases.

GENERAL AND ADMINISTRATIVE costs were $7.7 million in the 2000 Period, an increase of $0.6 million or 8.5%, as compared to $7.1 million in the 1999 Period. This increase is primarily associated with the development of administrative support functions in the Mountain operation with various other increases in general and administrative costs offset by reduced expenses for Year 2000 expenditures during the 2000 Period.

ASSET WRITE-DOWNS AND PROVISIONS recorded during the 2000 Period were $27.0 million. As a result of revised plans for the deployment of certain coal properties, $16.5 million of pre-tax non-cash charges to revalue associated assets and liabilities were recorded. Additionally, $5.5 million of goodwill was written off based on the performance of the Company, and approximately $5.0 million was written off, reflecting the impairment of certain coal contracts based on their current pricing. See Note 6 to the Consolidated Financial Statements and Certain Events and Factors Affecting Operations. The 1999 Period reflects a non-recurring charge of $3.0 million incurred in conjunction with due diligence on a potential acquisition that did not occur.

OPERATING LOSS for the 2000 Period was $36.5 million as compared to $2.2 million for the 1999 Period. The $34.3 million increase in operating loss during the 2000 Period is primarily the result of $24.0 million of additional charges to asset write-downs and provisions, as well as, $10.3 million of reduced margin as a result of operating performance, as previously described, as compared to the 1999 Period.

INTEREST EXPENSE, NET was $17.0 million for the 2000 Period, an increase of $2.3 million as compared to $14.7 million for the 1999 Period. This is the result of interest expense associated with increased borrowings on the Company's Senior Credit Facility and other increased indebtedness relative to acquisitions occurring since the 1999 Period.

NET LOSS increased from $16.8 million during the 1999 Period to $53.4 million during the 2000 Period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operating activities. The Company also has available a $120.0 million senior credit facility (the "Senior Credit Facility") that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. The indenture governing the Notes and the Senior Credit Facility contain numerous covenants and prohibitions that impose limitations on the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. Due to the Company's operating performance in fiscal 2000, Lodestar is in violation of certain covenants of the Senior Credit Facility. See Note 5 to the Consolidated Financial Statements. Although Lodestar's lenders could pursue various remedies in accordance with their contractual rights, as of September 20, 2000, they have continued to fund and have taken no actions to restrict Lodestar from operating in the normal course of business. The ability of the Company to receive a waiver for its current default conditions, to meet its future debt service requirements and to comply with covenants will be dependent upon future operating performance and financial results which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

The Company's liquidity requirements primarily arise from working capital requirements, capital investments, interest payment obligations, debt service of supplemental loans outstanding under the Senior Credit Facility, and collateralization of various performance bonds. As of July 31, 2000, the Senior Credit Facility debt was $39.0 million, and $25.3 million of letters of credit were outstanding. Based upon eligible collateral as of July 31, 2000, the net unused borrowing and letter of credit availability thereunder was $1.4 million and $0.0 million, respectively.

Cash provided from the Company's operating activities for the 2000 Period was $0.8 million, compared to $16.1 million of cash used in the 1999 Period. The $0.8 million of cash provided by operating activities was primarily a result of working capital changes. The primary components of the working capital changes were a reduction in accounts receivable of $6.4 million, which includes the benefit of collecting $4.8 million from the resolution of the Cedar Bay litigation, and an increased level of accounts payable of $5.3 million as the result of a general increased aging of accounts payable.

Net cash used in investing activities was $15.6 million during the 2000 Period, which includes $4.9 million for the Bent Mountain acquisition, and $21.0 million during the 1999 Period, which includes $5.4 million for the Tug River acquisition and $5.0 million for the Mountain acquisition. For the nine months ended July 31, 2000, capital expenditures were $11.5 million as compared to $10.7 million during the 1999 Period. The Company had less than $0.5 million of capital expenditure commitments at July 31, 2000 and projects total capital expenditures for fiscal year 2000 will approximate $12.0 million.

During the 2000 Period, borrowings under the Company's Senior Facility increased from $24.3 million to $39.0 million and the availability under its borrowing line decreased from $9.8 million to $1.4 million. Cash provided by operating activities has not been enough to offset the cost of the Bent Mountain acquisition of $4.9 million, the interest payments of $19.9 million and the capital expenditures of $11.5 million during the 2000 Period. Borrowing availability was temporarily benefited in November 1999 by the supplemental loan as described in Note 5 of the Consolidated Financial Statements, however, such loan required four $1.675 million quarterly outflows, the third of which was paid on August 1, 2000.

As of September 15, 2000, the Company's borrowing and letter of credit availability under its Senior Credit Facility was approximately $3.8 million and $1.0 million, respectively, and outstanding borrowings and letters of credit under the Senior Credit Facility were $38.0 million and $25.2 million, respectively. Lodestar's day-to-day operations are being hampered by a significant liquidity shortage. Although, the Company expects to have minimal (under $0.5 million) capital expenditure requirements during the remainder of fiscal year 2000, it is obligated, as previously described, to make the final $1.675 million supplemental loan repayment on November 1st, as well as a semi-annual interest payment of $8.625 million on the Notes on November 15th. The Company anticipates that the Company will not be making the scheduled November interest payment on the Notes and intends to attempt to negotiate a restructuring of the Notes with the Noteholders. Additionally due to the surety problems impacting the Company's ability to satisfy its reclamation and workers compensation bonding obligations, the Company has committed to post $1.7 million of letters of credit to collateralize its Kentucky workers' compensation insurance by October 3, 2000 and will have further liquidity requirements to collateralize other bonding and insurance obligations. (See
Note 1 to the Consolidated Financial Statements.)

FORWARD - LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends, including coal pricing; competition; the loss of any significant customers or long-term contracts; availability of qualified personnel; major equipment failures; changes in, or failure or inability to comply with, government regulation, including, without limitation, environmental regulations; outcome of litigation; ability to meet its liquidity needs and other factors referenced in this report. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. - ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of business, is exposed to inherent market risks relative to coal prices, which the Company attempts to mitigate through its portfolio of long-term contracts, which provide stability in pricing for much of its production.

The Company is exposed to interest rate change market risk with respect to its borrowings under the Senior Credit Facility, as well as certain other debt and long-term liabilities, that are recorded at discounted values. Without extreme interest rate volatility, which has been absent from the current business environment, fluctuations in interest rates are not expected to have a significant impact on the Company's operating results.

The Company currently holds no market sensitive instruments, derivatives or other financial instruments the disclosure of which would be required by Item 305 Regulation S-K, nor does the Company participate in any business activity for speculative purposes.

PART II.  - ITEM 1 LEGAL PROCEEDINGS

On November 15, 1996, Lodestar and Shipyard River Coal Terminal Co. ("Shipyard"), an affiliate of AEI Resources, Inc., entered into various agreements relating to a mining project in Pike County, Kentucky, including a Coal Purchase Agreement (the "CPA") and a Contract Mining Agreement (the "CMA"). Lodestar purchased coal from Shipyard pursuant to the CPA and conducted mining for Shipyard pursuant to the CMA. On December 1, 1997, Lodestar and East Kentucky Energy Corporation ("EKE"), also an affiliate of AEI Resources, Inc., entered a Lease and Sublease Agreement (the "Lease"), pursuant to which Lodestar leased certain coal properties in Knott County, Kentucky. Lodestar has not mined on the property subject to the Lease and presently has no plans to do so. In December 1999, Lodestar management and representatives of Shipyard and EKE began negotiations aimed at resolving several outstanding issues between the companies, including issues under the CPA, the CMA, and the Lease. However, on May 16, 2000, EKE filed suit against Lodestar in the Boyd County, Kentucky, Circuit Court, seeking damages for alleged breach of the Lease. EKE alleges that Lodestar failed to timely make a minimum royalty payment due under the Lease, resulting in forfeiture of the Lease. EKE claims that, despite its forfeiture of the Lease, Lodestar is liable for (i) minimum royalties that would have been due under the lease had it not been terminated ($25,000 per month from February 2000 through November 2002), and (ii) royalty income, in the amount of $7.5 million, lost because Lodestar did not mine the property subject to the Lease. Lodestar believes that EKE's claims are without merit, and has filed a counterclaim seeking damages of $9.7 million for wrongful termination of the Lease. On May 24, 2000, Shipyard filed a separate suit against Lodestar in the Pike County Circuit Court, seeking damages under the CPA. Shipyard claims that Lodestar has failed to make payment for coal due under the CPA in the amount of $1.5 million. Lodestar has filed a counterclaim seeking damages of approximately $1.0 million from Shipyard for failure to make all payments due under the CMA. Management of the Company does not expect the resolution of these legal proceedings to have a material adverse impact on the results of operations or the financial condition of the Company.

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LODESTAR HOLDINGS, INC.
                                  (REGISTRANT)


                                  By: /s/ Michael E. Donohue
                                      -------------------------
                                      Michael E. Donohue
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer, principal
                                      financial and accounting officer)




                                 Date: September 20, 2000
                                       ------------------------

                                  EXHIBIT INDEX


       EXHIBIT NO.                                   DESCRIPTION
       -----------                                   -----------

10       MATERIAL CONTRACTS

         10.14    Subordination Agreement, dated November 15, 1999, among Congress Financial Corporation, The
                  CIT Group/Business Credit, Inc. and The Renco Group, Inc.
         10.15    Subordinated Loan Letter, dated November 15, 1999, among Lodestar Energy, Inc., Congress
                  Financial Corporation, and The CIT Group/Business Credit, Inc.
         10.15.1  Amendment No. 1 to Subordinated Loan Letter, dated March 10, 2000, among Lodestar Energy,
                  Inc., Congress Financial Corporation, and The CIT Group/Business Credit, Inc.
         10.16    Cash Collateral Pledge Agreement, dated March 10, 2000, between The Renco Group, Inc.
                  and Congress Financial Corporation.
         10.16.1  Amendment No. 1 to Cash Collateral Pledge Agreement, dated August 1, 2000, between The
                  Renco Group, Inc. and Congress Financial Corporation.

27       FINANCIAL DATA SCHEDULE