Form 10-K405
period 2000-10-31
LODESTAR HOLDINGS INC
filed 2001-01-30
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to
      __________.


                        COMMISSION FILE NUMBER 333-59037


                             LODESTAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                            13-3903875
      (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

    30 ROCKEFELLER PLAZA, SUITE 4225
       NEW YORK, NEW YORK                  10112         (859) 255-4006
(Address of principal executive offices) (Zip Code)  (Registrant's telephone number, including area code)


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at January 29, 2001 was $-0-.


Number of shares outstanding of each of the registrant's classes of common stock, as of January 29, 2001.

COMMON STOCK, $1.00 PAR VALUE                                   1000 SHARES



DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS


                                                                        PAGE NO.


TABLE OF CONTENTS                                                           1


PART I.
      ITEM 1 -    BUSINESS                                                  2

      ITEM 2 -    PROPERTIES                                                8

      ITEM 3 -    LEGAL PROCEEDINGS                                        11

      ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12


PART II.
      ITEM 5 -    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                      13

      ITEM 6 -    SELECTED FINANCIAL DATA                                  14

      ITEM 7 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      16

      ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                              27

      ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              28

      ITEM 9 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                      50


PART III.
      ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       51

      ITEM 11 -   EXECUTIVE COMPENSATION                                   53

      ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                54

      ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           57


PART IV.
      ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
                  FORM 8-K                                                 58


SIGNATURES                                                                 61

PART L. - ITEM 1 BUSINESS

OVERVIEW

Lodestar Holdings, Inc. and its subsidiaries (the "Company") is a holding company whose wholly-owned direct and indirect subsidiaries are Lodestar Energy, Inc. ("Lodestar"), Eastern Resources, Inc. and Industrial Fuels Minerals Company each of which is a guarantor of the Company's 11.5% Senior Notes due 2005 (the "Notes"). Lodestar Holdings, Inc. has no operations or assets separate from its investment in its subsidiaries. Accordingly, inclusion of separate financial information of the subsidiaries is not considered necessary, because in management's opinion, it would not be material to investors. On October 31, 2000, 100% of the outstanding stock of the Company was sold by The Renco Group, Inc. ("Renco") to a newly formed corporation, Iracoal, Inc. ("Iracoal").

The Company did not make the semi-annual interest payment on the Notes, due November 15, 2000, in the amount of $8.6 million. The Company is also in default under its Senior Credit Facility. See Notes 1, 4, and 5 of Notes to Consolidated Financial Statements, herein.

The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications. During the year ended October 31, 2000, in excess of 97% of Lodestar's total revenue was derived from coal sales. Lodestar also owns and operates an ash disposal facility and processes a low volume of third-party coal through its preparation plants and loadout facilities. These ancillary services accounted for less than 3% of total revenue. After application of the quantitative thresholds for aggregation of reportable business segments, which in Lodestar's situation was determined based primarily upon the nature of the products and services provided, the financial reporting throughout this document has been made on a fully aggregated basis as is appropriate for a company operating in a single, dominant industry segment.

In excess of 95% of the coal produced at Lodestar's mines is mined by Lodestar employees, and the balance is mined by independent contractors. Lodestar believes that the selective use of independent contractors lowers its costs and increases its operating flexibility to vary production in response to market conditions. The low volume of contractor activity in fiscal 2000, or 5.0%, of coal production reflects the depressed market demand experienced during the first three quarters of the year.

SHIPMENTS

For the twelve months ended October 31, 2000, the Company had coal shipments of
9.9 million tons (approximately the same as fiscal year 1999), which was the primary source of coal sales and related revenue of $234.6 million. Lodestar's Western Kentucky coal product, which represented 47.5% of sold tons for the year ended October 31, 2000, is mid to high sulfur and competes primarily in the regional utility market. Lodestar's Eastern Kentucky coal product (38.8% of sold tons), as compared to its Western Kentucky coal product, is generally higher in energy content (as measured in British thermal units (Btu's)) and lower in sulfur content and is marketed in the Eastern, South Central, and Great Lakes regions of the United States. Lodestar's Mountain coal production, mined from reserves located in Utah and Colorado (9.3% of sold tons), is super-compliance coal (sulfur content of 0.5% or less) and is marketed to regional utilities, as well as in the Midwest and Midsouth utility markets. Lodestar purchases coal for blending and for resale, which accounted for 4.4% of tons sold.

During the year ended October 31, 2000, approximately 76.2% of Lodestar's production originated from underground mines, and the remainder from surface mines. The following table presents the volume of tonnage shipped by region for each of the three years ended October 31, 2000.

                                              Fiscal Year Ended
                                                  October 31,
               REGION:                     1998      1999      2000
               -------------------------  --------  --------  --------
                                               (tons in thousands)
               Eastern Kentucky             4,122     4,054     3,871

               Western Kentucky             5,972     4,952     4,715

               West Virginia (1)              200         -         -

               Mountain (2)                     -        89       922

               Brokered                       116       365       434
                                          --------  --------  --------
                  TOTAL                    10,410     9,460     9,942
                                          ========  ========  ========


----------
(1)   Discontinued in fiscal 1998
(2)   Acquired in fiscal 1999

MARKETS AND LONG-TERM CONTRACTS

Lodestar's marketing strategy focuses on selected coal markets in the Eastern, South Central, Midwest, Midsouth, and Great Lakes regions of the United States, targeting customers whose needs are compatible with the particular qualities of coal which Lodestar produces. Lodestar's customers include electricity generation facilities that can economically use mid to high sulfur coal by employing sulfur-reduction techniques and coal blending, as well as utilization of emissions allowance credits. Lodestar also supplies low sulfur coal to customers that require such coal to meet environmental emissions requirements.

Lodestar offers its customers flexibility in order quantities and transportation methods, including barge, rail, or truck. In addition, Lodestar processes the majority of its coal through its washing and blending facilities to meet customers' quality specifications, such as Btu, ash, and sulfur content. Lodestar believes that its niche marketing strategy, together with its operating flexibility, permits it to meet customer demand for quality products and services at competitive prices, resulting in long-term contracts with its customers. During the year ended October 31, 2000, 77% of Lodestar's coal sales were under long-term contracts.

As of October 31, 2000, Lodestar's long-term contracts (remaining terms exceeding one year) had a weighted-average remaining term of approximately 5.8 years, and included long-term contracts with the Tennessee Valley Authority (the "TVA") and certain non-regulated affiliates of PG&E Generating ("PG&E"). Lodestar believes that the facilities to which it supplies coal generally are well positioned to compete in a deregulated environment for electricity generation.

For the twelve months ended October 31, 2000, electrical power utilities and independent power producers ("IPPs") accounted for approximately 83% of Lodestar's coal sales. The balance was attributable to industrial customers and brokers. Lodestar has no direct overseas customers, but participates in the export market through sales to coal brokers.

The coal business is somewhat seasonal due to varying weather conditions that affect the demand for electricity, as well as the ability to transport coal. Generally, Lodestar produces and sells more coal during the summer and fall months because of more favorable weather conditions and the ability to ship to its customers on the Great Lakes, which may not be possible during the winter and early spring months. These trends, however, are subject to fluctuation depending on weather and market conditions. With extreme winter weather conditions being experienced in most parts of the country, Lodestar expects that short-term market demand will be strong. Additionally, the recent increase in fuel oil and gas prices is expected to have a favorable impact on Lodestar's coal sales volume under certain of its contracts where its customers' plants compete against plants with higher-cost energy sources.



The following table sets forth information regarding Lodestar's long-term supply contracts with annual contract tonnage of

100,000 tons or more, as of October 31, 2000:



                                                          APPROXIMATE             ANNUAL
                                     Expiration Date    Contract Term (1)   Contract Tonnage
         Customer                  of Current Contract  (number of years)     (in thousands)
---------------------------        -------------------  -----------------   -----------------
Potomac Electric Power Company             May 2002             3                    300
TVA:
   Colbert/Cumberland (3)                 June 2003             6                  2,000
   Johnsonville (3)                       June 2003             6                  1,000
   Allen                              February 2005             10                   500
Tondu Energy Systems, Inc. (2)        December 2004             15                   150
PG&E Generating:
   Cedar Bay (2)                        August 2013             20                 1,000
   Indiantown (2)                     December 2025             30                   700
Nevada Power                          December 2003             4                    200
Dynegy                                December 2001             2                    600
Public Service of Colorado            December 2001             2                    250
Carolina Power & Light                   April 2001             2                    120
Alabama Electric                      December 2001            1.1                   425


----------
(1) Reflects original stated term of contract including any options to extend and does not assume early termination due to any price reopeners, which may exist.
(2)   Reflects shipments under total requirements contracts.
(3) Provides for up to a 20% increase or decrease in coal supplied at the customer's discretion.

Lodestar's long-term contracts with the TVA and PG&E accounted for approximately 36% and 21%, respectively, of Lodestar's coal sales and related revenue for the twelve months ended October 31, 2000, and are expected to represent approximately 34% and 23%, respectively, of coal sales and related revenue in fiscal 2001. Shipments under a contract with Alabama Power Company, which expired in January 2000, accounted for 4% of coal sales and related revenue during the fiscal year ended October 31, 2000.

TRANSPORTATION AND ANCILLARY SERVICES

Customers typically incur the transportation costs from the loadout point (E.G. where the coal is loaded onto rail, truck or barge) to the place of use (E.G. a customers' power plant). Consequently, the availability and cost of transportation constitute important factors for the marketability of coal. Transportation costs are dependent primarily on the proximity of the customer to the coal source. For the twelve months ended October 31, 2000, approximately 64% of Lodestar's tonnage was shipped by rail, 28% by inland waterway barges, and 8% by truck.

For the twelve months ended October 31, 2000, 50% of Lodestar's Western Kentucky coal shipments traveled by truck to Lodestar's Caseyville Dock on the Ohio River to be loaded onto barges and 11% traveled by truck directly to customer destinations. Substantially all of the balance was shipped by rail. During the twelve months ended October 31, 2000, 66% of Lodestar's Eastern Kentucky coal shipments traveled by CSX Transportation, Inc. ("CSX") rail and 26% by Norfolk Southern Corporation ("NS") rail. The remaining 8% of coal shipments from Eastern Kentucky traveled by truck directly to the customer or by truck to river docks. Of the coal shipped from the Mountain operations, 70% was shipped by rail via Union Pacific Railroad ("UP") and the remaining 30% by truck delivery.


Lodestar operates an ash disposal facility adjacent to its Transcontinental Loadout in Eastern Kentucky, which has approximately twenty years of capacity at current disposal rates. This facility has the capability of accepting ash from both open-top hopper railcars and pneumatic railcars. Presently, the ash disposed of at this facility is received by Lodestar pursuant to its coal supply agreements with Indiantown Cogeneration, L.P. ("Indiantown") and Cedar Bay Generating, L.P. ("Cedar Bay"), both affiliates of PG&E. Lodestar is paid a fee for disposal of the ash at this facility. For the twelve months ended October 31, 2000, Lodestar disposed of approximately 169,000 tons of ash for which it was paid approximately $4.2 million.

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

On October 20, 1999, a decision was rendered in an action styled BRAGG V. ROBERTSON, a citizens' suit, pending in the United States District Court for the Southern District of West Virginia, that addressed an issue concerning mountaintop removal mining and associated valley fills in West Virginia. In this decision, the Court permanently enjoined the director of the West Virginia mining regulatory authority from issuing surface mining permits that would authorize placement of excess spoil in intermittent and perennial streams for the primary purpose of waste disposal. Enforcement of the decision has been stayed pending the outcome of the appeal of the decision being pursued by the permitting agency. The appeal is pending in the United States Court of Appeals for the Fourth Circuit, where oral agreements were held in December 2000. The laws in Kentucky relating to surface mining permits, like those in West Virginia at issue in this case, are based on and similar to the Federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA"). Thus, if the BRAGG decision stands, it is likely that enforcement of the decision would eventually affect Lodestar's ability to obtain new permits for mountaintop removal mining in the form presently utilized at certain of Lodestar's operations in Eastern Kentucky, thereby hindering Lodestar's ability to develop certain reserves.

By letter addressed to Bruce Babbitt, Secretary, U.S. Department of Interior, Kay Henry, Acting Director, Office of Surface Mining Reclamation and Enforcement, James Bickford, Secretary, Kentucky Natural Resources and Environmental Protection Cabinet, and Carl Campbell, Commissioner, Kentucky Department for Surface Mining Reclamation and Enforcement, the Kentucky Resources Council, Inc. gave notice of its intent to initiate litigation to compel compliance with certain provisions of SMCRA by the Office of Surface Mining Reclamation and Enforcement ("OSM") and the Department of Surface Mining Reclamation and Enforcement ("DSMRE") within the Kentucky Natural Resources and Environmental Protection Cabinet. Kentucky Resources Council, Inc. ("Council") is a non-profit Kentucky corporation, self-described as "dedicated to the prudent use and conservation of the natural resources of the Commonwealth (of Kentucky)". The Council alleged various failures by OSM and DSMRE to "perform certain mandatory, non-discretionary duties as required by the Act", including the failure "to take action to require that the Commonwealth of Kentucky amend the approved state program to apply the stream buffer zone requirements to all stream reaches, including those proposed to be affected by placement of "excess spoil" material. In support of this position, the Council asserted that OSM had acknowledged, in the BRAGG appeal, that the stream buffer zone rule applies to all reaches of intermittent and perennial streams rather than merely the area below the downstream toe of a valley fill, while the Kentucky state program limits application of the prohibition against impairment of water quality or quantity to the stream reach BELOW any impounding structure. Discussions between the Council and representatives of the agencies involved in this and other issues raised in the Council's letter are ongoing, and no litigation has been initiated. But this action by the Council leaves little doubt that the ultimate resolution of the BRAGG case will affect mountaintop removal mining in Kentucky as well.





Lodestar's ability to acquire additional coal reserves that are recoverable depends upon successful exploration and development activities. For the twelve months ended October 31, 1999 and 2000, Lodestar capitalized in accordance with generally accepted accounting principles $3.8 million and $3.1 million, respectively, associated with its development efforts, which among other costs include permitting, site preparation and equipment moving costs.

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

The mining operations of Lodestar, including processing and loading facilities, are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. All other operations of Lodestar are subject to inspection and regulation by the Occupational Safety and Health Administration of the Department of Labor ("OSHA") under the provisions of the Occupational Safety and Health Act of 1970.

In December, 2000 the U.S. Department of Labor has issued revised regulations that will alter the claims process for coal miners and could make claims for black lung benefits easier to file and establish, which could result in a higher incidence of black lung claims against Lodestar. Furthermore, the Kentucky legislature is currently considering statutory revisions that could significantly increase the incidence and recovery amount of both state black lung and traumatic workers' compensation claims. Although the ultimate impact of these regulations cannot be determined at this time, regulations which cause even a slight increase in the approval of black lung or traumatic claims could have a material adverse effect on the Company's financial position.

SMCRA establishes mining and reclamation standards for all aspects of surface mining, as well as many aspects of deep mining. SMCRA also requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. As part of its reclamation activities in the ordinary course of its business, Lodestar had approximately $44.4 million of performance bonds outstanding as of October 31, 2000. Lodestar's obligations under these performance bonds are supported by $3.0 million in outstanding letters of credit, as well as approximately $113,000 in cash, as of October 31, 2000. Due to the Company's financial condition, Lodestar has been unable to access surety markets to satisfy its bonding requirements in the normal course of business. Accordingly, by the end of December, Lodestar has posted approximately $0.8 million of cash or cash equivalents to support its bonding requirements.

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

EMPLOYEES

As of October 31, 2000, Lodestar had 847 employees. United Mine Workers of America, ("UMWA"), represents 370 employees at Lodestar's Western Kentucky operations. A new labor contract became effective August 1, 2000 and extends through December 31, 2004, which parallels the expected remaining production life of the Baker mine. Among the issues addressed in the new contract are scheduling guidelines, pay increases, and certain pension and benefit enhancements. Lodestar agreed to participate in the UMWA 1974 Pension Plan and Trust (a multi-employer plan providing pension benefits to retired miners), subject to approval of its participation by the plan's trustees. The plan trustees' decision resulted in a deadlock and the issue has subsequently been passed to arbitration for resolution. The remaining 477 employees are not represented by a union.

PART L. - ITEM 2 PROPERTIES

The following table summarizes Lodestar's coal reserves as of October 31, 2000
(1):

                     DEMONSTRATED RESERVES (4)           PERCENTAGE
                    (RECOVERABLE TONS IN THOUSANDS)         OF
     Location       Measured (2)  Indicated (3) Total    Grand Total
------------------- ------------- ------------ --------- ----------
Kentucky
   Western Kentucky       75,650       58,581   134,231      58.9%
   Eastern Kentucky       41,623        1,581    43,204      18.9%
                    ------------- ------------ --------- ----------
   Kentucky Total        117,273       60,162   177,435      77.8%

UTAH
   Mountain Operation      3,608        4,355     7,963       3.5%

COLORADO
   Mountain Operation     25,388       17,171    42,559      18.7%
                    ------------- ------------ --------- ----------

GRAND TOTAL              146,269       81,688   227,957     100.0%
                    ============= ============ ========= ==========

DEEP MINEABLE            112,666       81,000   193,666      85.0%
                    ============= ============ ========= ==========

SURFACE MINEABLE          33,603          688    34,291      15.0%
                    ============= ============ ========= ==========


-----------

(1) Reserve estimates change from time to time in reflection of mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors. The Company prepared reserve estimates reflecting the status as of October 31, 2000 by modifying previously prepared third-party reserve valuations, as of December 1, 1999, to include subsequent mineral acquisitions, depletion from mining activities, reductions for reserves determined to be economically impaired under current market conditions, as well as changes resulting from lease termination and modification.
(2) Reserve estimates in this category have the highest degree of geologic assurance. Measured coal lies within 0.25 mile of a valid point of measurement or point of observation (such as previously mined areas) supporting such measurements. The sites for thickness measurement are so closely spaced, and the geologic character is so well defined, that the average thickness, areal extent, size, shape, and depth of coal beds are well established.
(3) Reserve estimates in this category have a moderate degree of geologic assurance. There are no sample and measurement sites in areas of indicated coal. However, a single measurement can be used to classify coal lying beyond measured as indicated. Indicated coal lies more than 0.25 mile, but less than 0.75 mile, from a point of thickness measurement. Further exploration is necessary to place indicated coal into the measured category.
(4) Lodestar leases most of its total demonstrated reserves from third parties. Lodestar's reserve leases generally have terms of between five and thirty years, although they typically allow Lodestar the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of coal reserves. These leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales prices. Certain leases may also require payment of lease bonus or minimum royalties, payable either at the time of the execution of the lease or in periodic installments. In most cases, the minimum royalty payments are applied to reduce future production royalties.

The geographic areas where Lodestar currently operates are as follows:

THE ILLINOIS BASIN consists of Western Kentucky, Illinois, and Indiana. Coal from this region generally has an energy content of 10,000 to 12,500 Btus per pound of coal and a sulfur content of 1.8% to 4.5% sulfur. Although there are exceptions, generally no Illinois Basin coal satisfies the Phase I or Phase II standards of the Clean Air Act. Therefore, Illinois Basin coal is primarily blended with low-sulfur coal or burned in plants equipped with scrubbers. Customers also can bank and trade sulfur dioxide emissions allowances as part of an overall environmental compliance plan.

Lodestar has approximately 134.2 million recoverable tons of demonstrated reserves in the Illinois Basin, representing 58.9% of its total demonstrated reserves. Lodestar's reserves in this region have relatively high Btu content for the region (generally 12,500 Btus on a fully washed basis). Although such coal does not satisfy Phase I or II of the Clean Air Act, Lodestar believes it is well positioned to market its coal due to its relatively high Btu content, which makes it attractive for blending with lower sulfur, lower Btu coal. In addition, the proximity of such reserves to customers that can utilize high sulfur coal results in lower transportation costs, thereby enhancing such coal's economic value to the customer.

Lodestar produced and sold approximately 4.7 million tons of coal from the Western Kentucky operations during the twelve months ended October 31, 2000, of which 72.0% was sold to the TVA. The Western Kentucky operations currently consist of one active mine, the Baker mine, which is an underground longwall and continuous miner operation and three inactive mines. The Western Kentucky Wheatcroft and Smith underground mines and the Smith surface mine are currently inactive due to market conditions. The Western Kentucky infrastructure includes two centrally located coal preparation plants, office, warehouse, and bathhouse structures, truck and rail loading facilities, and a barge loading facility located on the Ohio River. The rail facilities provide access to both the Paducah & Louisville Railway, Inc. and the CSX rail line.

As of October 31, 2000, the total cost of Lodestar's plant and equipment associated with the Western Kentucky operations was approximately $47.6 million, with a net book value of approximately $19.3 million.

CENTRAL APPALACHIA consists of Southern West Virginia, Eastern Kentucky, and Virginia. The coal in this region is generally low in sulfur (0.7% to 1.5% sulfur) and high in energy content (12,000 to 13,500 Btus per pound of coal). The majority of this coal complies with Phase I of the Clean Air Act.

Lodestar has approximately 43.2 million recoverable tons of demonstrated reserves in Eastern Kentucky (including the November 1999 Bent Mountain acquisition), representing 18.9% of its total demonstrated reserves. Substantially all of Lodestar's coal in Eastern Kentucky complies with Phase I of the Clean Air Act. However, Lodestar's coal in this region typically emits
1.5 pounds of sulfur dioxide/mmBtu, which is slightly higher than compliance coal under Phase II of the Clean Air Act. Notwithstanding the foregoing, Lodestar believes the sulfur content of its coal in this region will not affect the marketability thereof.

Lodestar produced and sold approximately 3.9 million tons of coal from the Eastern Kentucky operations during the twelve months ended October 31, 2000, of which 40.5% was sold to affiliates of PG&E. The Eastern Kentucky active operations consist of one underground mine utilizing a single continuous miner, and two primary surface mining sites. In addition, multiple surface and underground mining sites are available for the potential employment of contractors, some of which are currently actively producing coal. Infrastructure in Eastern Kentucky includes an ash disposal system, two preparation plants, four processing and load-out facilities accessing both the CSX rail line and the NS rail line, as well as, office, warehouse, and other structures.

As of October 31, 2000, the total cost of Lodestar's plant and equipment associated with the Eastern Kentucky operations was approximately $54.1 million, with a net book value of approximately $24.9 million.

THE ROCKY MOUNTAIN region consists of Utah and Colorado. The coal in this region is low in sulfur content (0.4% to 0.5%) and has a moderately high energy content (10,500 to 12,000 Btus per pound of coal). This coal complies with Phase I and Phase II of the Clean Air Act.

Lodestar has approximately 50.5 million recoverable tons of demonstrated reserves in the Rocky Mountain region representing 22.2% of its total demonstrated reserves.

Lodestar began mining its Mountain operations in Utah in August 1999 and sold approximately 664,000 tons of coal during the twelve months ended October 31, 2000, of which 36.6% was sold to the TVA. This operation currently consists of one active, continuous miner, underground mine, and one inactive underground mine. Infrastructure in Utah includes a processing and load-out facility, which accesses the UP rail line and various office, bathhouse, and warehouse structures. Lodestar began mining its Grand Valley mine in Colorado in February 2000 and sold approximately 258,000 tons during the twelve months ended October 31, 2000 of which 100% was sold to Public Service of Colorado.

As of October 31, 2000, the total cost of Lodestar's plant and equipment associated with the Utah operations was approximately $5.1 million, with a net book value of approximately $3.2 million and the total cost of Lodestar's plant and equipment associated with the Colorado operations was approximately $2.7 million, with a net book value of approximately $1.87 million.

Lodestar believes that its facilities and equipment are well maintained and are considered satisfactory for their purposes.

See Note 4 to the Consolidated Financial Statements, Part II, Item 8, for a description of liens related to the Company's property, plant, and equipment.

PART L. - ITEM 3 LEGAL PROCEEDINGS

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

PART L. - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2000.

By virtue of Iracoal ownership of all the outstanding shares of Common Stock, and Ira Leon Rennert's ownership of all of the stock of Iracoal, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock.

PART IL. - ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From March 1997 to October 31, 2000, the Company was a direct wholly-owned subsidiary of The Renco Group, Inc. There has been no established public trading market for the Company's common stock, and the Company has had one shareholder. The Company paid a cash dividend once during fiscal 1999 aggregating $27,818,000. On October 31, 2000, 100% of the outstanding stock of the Company was sold by Renco to Iracoal, Inc., a newly formed corporation.

PART II.  - ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Lodestar Holdings, Inc. and its subsidiaries and its predecessor company at the dates and for the periods indicated. The selected data presented below under the captions "Statement of Operations Data" and "Financial Ratios and Other Data" for the fiscal year ended December 31, 1996, for the period January 1, 1997 to March 14, 1997 and for the period March 15, 1997 to October 31, 1997, and for each of the fiscal years in the three-year period ended October 31, 2000, are derived from the consolidated financial statements of our predecessor company and us, as applicable, and which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The selected data presented below under the captions "Statement of Operations Data" and "Financial Ratios and Other Data" for the period November 1, 1996 to December 31, 1996 is unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial and operating data for such periods. The "Balance Sheet Data" as of December 31, 1996 and October 31, 1997, 1998, 1999 and 2000 are derived from the consolidated balance sheets of our predecessor company and us, as applicable, and which consolidated balance sheets have been audited by KPMG
LLP, independent certified public accountants.


                                                  PREDECESSOR COMPANY (1)                        LODESTAR HOLDINGS, INC.
                                       -----------------------------------------------------------------------------------------
                                         FISCAL         PERIOD        PERIOD      PERIOD       FISCAL       FISCAL      FISCAL
                                       YEAR ENDED    11/01/96 TO     1/1/1997   3/15/1997    YEAR ENDED   YEAR ENDED   EAR ENDED
                                        12/31/96       12/31/96          TO          TO       10/31/98     10/31/99    10/31/00
                                          (2)        (UNAUDITED)    3/14/1997    10/31/97     (3) (4)        (4)
--------------------------------------------------------------------------------------------------------------------------------
                                                             (DOLLARS AND TONS IN THOUSANDS, EXCEPT PER TON DATA)

Statement of Operations Data:
   Coal sales and related revenue       $255,386        $36,910       $46,486    $173,881     $263,716     $240,050     $234,641
   Cost of revenues (5)                  259,285         36,714        45,096     151,976      223,829      200,477      209,525
   Depreciation, depletion and
      amortization                        22,714          3,294         4,749      14,276       27,349       30,330       27,132
   General and administrative (5)         12,254          1,971         1,770       5,563       12,642        9,560        9,829
   Asset write-downs and
      provisions (6)(7)                        -              -             -           -            -        6,637       33,327
                                        --------        -------       -------    --------     --------     --------     --------
   Operating income (loss)               (38,867)        (5,069)       (5,129)      2,066         (104)      (6,954)     (45,172)
   Interest expense, net                   2,801            550           809       6,004       13,140       20,018       23,012
                                        --------        -------       -------    --------     --------     --------     --------
   Loss before income taxes and
     extraordinary items                 (41,668)        (5,619)       (5,938)     (3,938)     (13,244)     (26,972)     (68,184)
   Extraordinary items                         -              -             -           -        6,572            -            -
                                        ---------       -------       -------    --------     --------     --------     --------
   Net loss                             $(41,668)       $(5,619)      $(5,938)   $ (3,938)    $ (6,672)    $(26,972)    $(68,184)
                                        ========        =======       =======    ========     ========     ========     ========

Financial Ratios and Other Data:
   Net cash provided by (used in)
     operating activities                 12,972          1,306        (1,738)    (14,994)      (6,208)     (12,040)       5,515
   Net cash used in investing
      activities                         (10,400)        (1,515)       (1,149)    (26,349)     (34,032)     (23,138)     (16,524)
   Net cash provided by (used in)
     financing activities                (12,064)         3,658        (1,575)     44,398       52,134       23,683       10,194
   Capital expenditures                   10,705          1,820         1,149       3,771       34,360       23,282       17,455

Other Operating Data:
   Tons of coal shipped                   10,569          1,561         1,910       6,839       10,410        9,460        9,942

----------

(1) Lodestar Energy, Inc. was acquired by Lodestar Holdings, Inc. as of March 14, 1997, (the "Acquisition").
(2) Results for fiscal 1996 were negatively affected by certain non-cash charges made in connection with an evaluation of the Predecessor's accrued reserves and its legal expenses associated with selling the business.
(3) Fiscal year ended October 31, 1998 includes a benefit of $6.6 million from extraordinary items. See Note 16 of "Notes to Consolidated Financial Statements" included in Part II. - Item 8 of this filing.
(4) Capital expenditures during fiscal year ended October 31, 1998 include $27.5 million, which was capitalized in conjunction with the buyout of leases. Capital expenditures for the 1999 and 2000 fiscal years include $11.2 million and $4.9 million, respectively, in cash payments for acquisitions.
(5) Costs previously reported as selling, general and administrative costs have been reclassified to cost of revenue to more accurately correlate historical cost data with the current cost reporting basis.
(6) Asset write-downs and provisions of $6.6 million for fiscal year ended October 31, 1999 reflect asset impairment charges, including the write-off of $3.3 million of due diligence charges incurred relative to a failed acquisition.
(7) Asset write-downs and provisions of $33.3 million for fiscal year ended October 31, 2000 reflect $24.0 million of asset impairment charges, $5.5 million to write-off goodwill, and $3.8 million to write-off certain deferred financing costs. See Note 3 of "Notes to Consolidated Financial Statements" included in Part II. - Item 8 of this filing.


                                          Predecessor Company(1)                 Lodestar Holdings, Inc.
                                          -------------------------------------------------------------------------------------
                                           AS OF 12/31/96   AS OF 10/31/97   AS OF 10/31/98   AS OF 10/31/99    AS OF 10/31/00
-------------------------------------------------------------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)
Balance Sheet Data:
   Cash                                         $  8,314       $  3,055         $ 14,949          $  3,454        $   2,639
   Working capital (deficit)                     (33,251)       (33,024)             893             1,417         (204,628)
   Property, plant and equipment, net            116,094         84,541           95,498           109,244           91,928
   Total assets                                  208,358        200,448          213,778           229,205          179,513
   Total debt (including current portion)         22,793         63,556          150,000           181,292          192,347
   Stockholder's equity (deficit)                 33,666          1,063          (34,583)          (60,636)        (129,353)


----------
(1) Lodestar Energy, Inc. was acquired by Lodestar Holdings, Inc. as of March 14, 1997.

PART II. - ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lodestar Holdings, Inc. (the "Company") was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the "Acquisition"). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal Inc. was renamed Lodestar Energy, Inc. ("Lodestar"). On May 15, 1998, the Company sold and issued (the "Notes Offering") $150.0 million of 11.5% Senior Notes due 2005 (the "Notes"). The Company's subsidiaries have guaranteed the Notes. The proceeds from the Notes were used to repay existing indebtedness; purchase certain equipment financed pursuant to both operating and capital leases; buy out certain deferred payment obligations; pay a dividend to The Renco Group, Inc., previously the Company's parent company ("Renco"); make certain contractual payments to executives; pay related fees and expenses; and reduce accounts payable, accrued expenses, and for other general corporate purposes.

The Company, through its wholly-owned subsidiary, Lodestar, is engaged in the mining and marketing of bituminous coal used principally for the generation of electricity, as well as for other industrial applications.

CERTAIN EVENTS AND FACTORS AFFECTING OPERATIONS

The primary variable factors which affect Lodestar's operations are: (i) market conditions; (ii) productivity; (iii) for underground operations, the ratio of coal available for sale to material extracted (the "salable yield"); (iv) for surface mining operations, the ratio of yards of overburden moved to tons of coal produced (the "mining ratio"); and (v) the heat, ash and sulfur content of the coal produced (the "coal quality").

OPERATIONAL ACTIVITY

In the first quarter of fiscal 1998, Lodestar closed its West Virginia operations, which shipped approximately 200,000 tons of coal, generating approximately $5.2 million of coal sales and related revenue for the twelve months ended October 31, 1998, (the "1998 Period").

On January 15, 1999, Lodestar acquired mining rights, leases of real property, and equipment from Colonial Coal Company, Inc. ("Colonial"), a mining company in Eastern Kentucky. The consideration to Colonial was $5.4 million in cash paid at the closing, periodic deferred payments totaling $5.8 million, and the assumption of certain reclamation liabilities from Colonial's prior mining activities. The Company immediately began mining operations on properties acquired from Colonial, hereafter referred to as the Tug River operations. The Tug River operations utilize certain mining equipment, which was formerly deployed in West Virginia.

As a result of market conditions, the Smith surface mine in Western Kentucky, which produced 376,000 tons during the twelve month period ended October 31, 1998 (the "1998 Period), was idled during the third quarter of fiscal 1998. The mine is a contract mining operation which required no capital investment by Lodestar and provides a flexible source of coal production that can vary in response to market demand. Primarily to efficiently perform its reclamation obligations associated with the mine, mining activity resumed at this site during the first quarter of fiscal 2000.

On July 16, 1999, Lodestar acquired certain assets of White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company ("Sellers"), including the White Oak and Horizon Mines in Utah and certain undeveloped reserves in Colorado. All of the aforementioned mines, hereafter referred to as the Mountain operations, had been idled by Sellers. The acquisition of the Mountain operations provided the Company access to coal reserves, which are lower in sulfur content than its Kentucky reserves, and which will allow market expansion. The consideration to Sellers was $5.0 million in cash paid at the closing, assumption of capitalized lease obligations, and the assumption of certain reclamation and other liabilities associated with Sellers' prior mining activities. The Company began production at the White Oak Mine in Utah in August 1999 and at the McClane Canyon mine in Grand Valley, Colorado, in February 2000. Both mines are underground, single continuous miner unit operations and on a combined basis upon achieving expected levels of productivity were expected to generate in excess of 1.5 million tons on an annual basis.




The White Oak mine, which represented approximately 13.3% of the reserves comprising the Mountain operation, incurred significant losses resulting in negative gross margin of $2.5 million during the fiscal year 2000. The losses incurred have been primarily attributable to geologic conditions. During August 2000, management determined that efforts to improve the White Oak mine operating results had been unsuccessful and the decision was made to close this mine when retreat mining has been exhausted, which is expected to occur during the second quarter of fiscal 2001. The financial results for the 2000 Period include a pre-tax non-cash charge of $6.5 million to establish provisions for certain liabilities and for the impairment of certain assets associated with the White Oak mine. The White Oak mine contributed 601,000 sold tons, or 6.0%, of the total sold tonnage and $9.3 million, or 4.0%, of total coal sales and related revenue during the twelve months ended October 31, 2000.

On November 12, 1999, Lodestar acquired certain mining rights, leases of real property and equipment in Eastern Kentucky from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration to Quaker was $4.9 million in cash and a deferred payment of $0.6 million, due one year from the date of the acquisition. This acquisition provided Lodestar with a surface mining operation with approximately 15.4 million tons of demonstrated reserves. Lodestar began production on this property, hereinafter referred to as Bent Mountain, in December 1999 and expects to generate annual production of approximately 1.5 million tons.

WORKERS' COMPENSATION AND BLACK LUNG EXPENSE

The cost of workers' compensation and black lung expense is based on the results of an independent actuarial study which considered the Company's historical claims experience and actuarial studies of workers' compensation and black lung claims incurred and reported and incurred but not reported. Currently, the U.S. Department of Labor has issued revised regulations that could alter the claims process for black lung benefit recipients, potentially resulting in a higher incidence of approval of black lung claims. Furthermore, the Kentucky legislature is currently considering statutory revisions that could significantly increase the incidence and recovery amount of both state black lung and traumatic workers compensation claims. Regulations which cause an increase in the approval of black lung or traumatic claims, could have a material adverse effect on the Company's financial position. As the impact of these Federal regulation changes and proposed state regulations changes, if any, on the Company's financial position cannot be determined at this time, no additional adjustment to the reserve has been recorded as of October 31, 2000.

ASSET IMPAIRMENTS

Due to revisions to the Company's Eastern Kentucky mine plan, and in conjunction with the Company's ongoing evaluation of its coal reserves, it was determined in the 1999 Period that the Company would potentially not be able to realize the full recorded value of certain of its mineral holdings in Eastern Kentucky. Accordingly, during the 1999 Period, a reserve of $2.3 million was established to write-down certain deferred development and advance royalties to their estimated realizable value. Also, as a result of the Company's analysis of its asset values under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," a $1.0 million reduction in the carrying value of property was recorded to recognize the impairment of certain Eastern Kentucky properties. Additionally, the 1999 Period costs include approximately $3.3 million of charges incurred in conjunction with due diligence associated with a failed acquisition. The classifications of these 1999 Period costs, totaling approximately $6.6 million, were restated as asset write-downs and provisions to more accurately compare to the 2000 Period activity.








During the 2000 Period, Lodestar implemented new mining strategies in its Eastern Kentucky operations that resulted in the centralization of mining activity at certain primary sites, and the elimination or deferral of future plans to mine at other locations. The projected primary sources of future surface production are from the Tug River, Gooseneck mine, and the Bent Mountain mine. Currently, underground production from the Millers Creek mine is expected to continue through mid-fiscal year 2001, with potential for the mine to be idled at that time if the economically recoverable reserves have been fully depleted. As a result of the current plans for the deployment of these Central Appalachian coal assets, the Company has recorded approximately $17.0 million of pre-tax non-cash charges primarily to establish appropriate provisions for the impairment of certain long-term contracts, adjust reclamation liability reserves, accelerate amortization of deferred development, and to write-off potentially unrecoupable advance royalties. As previously noted, the financial results for the 2000 Period include a pre-tax non-cash charge of $6.5 million to establish provisions for certain liabilities and for the impairment of certain assets associated with the White Oak mine. In addition to the above, during the 2000 Period, a $5.5 million charge was recorded to write-off goodwill, $0.5 million of asset revaluation adjustments were recorded for the Western Kentucky operation, as well as, the write-off of the $3.8 million of capitalized value related to certain deferred financing costs which were determined to have no future value to the Company. There is no impact on the Company's cash flow which has occurred as a result of the $33.3 million in charges for asset write-downs and provisions during the 2000 Period. See Note 3 to the Consolidated Financial Statements.

MARKET

During the 2000 Period, Lodestar, as well as the coal industry operating as a whole, encountered extremely soft market demand for coal produced in the Illinois and Appalachian coal basins, partially as a result of unseasonably mild weather patterns, increased competition from Western United States coal sources, increased competition in the import market and decreased export demand. These market conditions negatively affected Lodestar's results, primarily in the Western Kentucky operations, where further price decreases occurred as a result of negotiated price reopener provisions reducing realization by approximately $1.00 per sold ton, which went into effect on July 1, 2000 on certain contracts. Certain recent indications, which include increased electrical generation, increased natural gas prices, stagnant nuclear plant development, weak hydro capacity from dry weather conditions, and rising quoted and spot coal prices, suggest that a stronger coal market may materialize in the future. The continuation of this trend into fiscal 2001, could be significant since approximately 34.3% of the Company's projected 2001 sales will be dependent on market pricing.

BONDING DIFFICULTIES

Frontier Insurance Company ("Frontier") is the surety on performance bonds in the total amount of approximately $56.9 million as of October 31, 2000, posted by Lodestar with various governmental agencies and third parties. Frontier's credit rating was downgraded by A.M. Best to B in March, 2000 and further downgraded to C++ in April, 2000. Also, effective June 1, 2000, Frontier is no longer included in the U. S. Department of Treasury Circular 570 listing of acceptable sureties on bonds posted with federal agencies.

On May 8, 2000, Lodestar received notice from the Kentucky Natural Resources and Environmental Protection Cabinet ("DNR") that it was not accepting bonds prospectively with Frontier as surety. As part of its reclamation activities, Lodestar had approximately $38.5 million of Frontier performance bonds outstanding in favor of the DNR, as of October 31, 2000. Although the DNR has not required replacement of existing reclamation bonds, Kentucky Administrative Regulations provide that DNR would do so in the event of bankruptcy or insolvency of the surety, and that coal extraction and processing operations would be suspended if such replacement was not accomplished within ninety days. Alternatives for replacing these bonds, if required, as well as for providing reclamation bonds to DNR prospectively, include posting (i) performance bonds with adequate surety or (ii) collateral bonds with cash deposits, certificates of deposit, or letters of credit. If replacement of reclamation bonds was required and could not be accomplished, Lodestar could be required to suspend coal extraction and processing activities on the affected mining permits.

Besides the aforementioned notice from the Kentucky DNR, Lodestar has received notifications from various state and federal government agencies requesting replacement of approximately $12.2 million of Frontier bonds, within various time frames. Failure to resolve these requests could have a negative impact in numerous aspects of Lodestar's operations, including its mining operations in Colorado and Utah, as well as certain ancillary activities in Kentucky.

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

Frontier also was the surety on performance bonds in the total amount of $16.8 million posted by Lodestar in favor of the Kentucky Department of Workers Claims (the "DWC") relating to Lodestar's self-insured, workers' compensation liability in Kentucky. On March 31, 2000, Lodestar received notice from DWC that Lodestar was required to replace the surety on those bonds with an approved bonding company or other satisfactory surety. On July 10, 2000, DWC released those bonds in exchange for Lodestar providing the DWC with a letter of credit in the amount of $12.8 million to secure Lodestar's self-insured obligations. Effective September 20, 2000, Lodestar obtained commercial workers' compensation insurance for the period through September 19, 2001 for its Kentucky operations which requires letters of credit approximating $1.7 million. The cost of such coverage will not materially increase Lodestar's cost during the coverage period.

Due to Lodestar's inability to obtain economically viable workers' compensation coverage in the state of Utah, all of its work force was temporarily transferred to contract status on November 29, 2000. However, workers compensation coverage was obtained effective January 1, 2001 and the Company reinstated the work force as direct employees.

DEFAULTS ON INDEBTEDNESS

The Company did not make its scheduled November 15, 2000 interest payment on the Notes resulting in an event of default which remains unremedied as of January 29, 2001. The Company is attempting to negotiate a restructuring of the Notes with the Noteholders. The Company's continued financial viability is dependent upon its ability to successfully complete the integration of its newly acquired properties with existing operations in a manner which improves operational results and the Company's ability to sustain operations until such results can materially impact its financial condition. In order to improve the liquidity of the Company, management is investigating the sale of certain of the Company's assets and possible sources of additional capital. There can be no assurance that the Company has either the resources required or the availability of third party participation to resolve the current liquidity crisis in a manner which allows it to sustain its operations. Furthermore, any solution that could be achieved is dependent upon remediation or waiver of the defaults under the Notes and the Senior Credit Facility and access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity until the necessary operational improvements can be attained. Pending the implementation of potential corrective measures as previously described, there can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Notes due 2005, or to fund its other liquidity needs.

RESULTS OF OPERATIONS:


                                                                       TWELVE MONTHS ENDED
                                                    ------------------------------------------------------------
                                                     OCTOBER 31, 2000     OCTOBER 31, 1999     OCTOBER 31, 1998
                                                    ------------------   ------------------   ------------------

Operations and Other Data:
   Coal sales and related revenue                       $234,641              $ 240,050            $ 263,716
   Cost of revenues                                      209,525                200,477              223,829
   Depreciation, depletion and amortization               27,132                 30,330               27,349
   General and administrative                              9,829                  9,560               12,642
   Asset write-downs and provisions (1)                   33,327                  6,637                    -
                                                        --------              ---------            ---------
   Operating loss                                        (45,172)                (6,954)                (104)
   Interest expense, net                                  23,012                 20,018               13,140
                                                        --------              ---------            ---------
   Net loss before extraordinary items                  (68,184)               (26,972)             (13,244)
   Extraordinary items                                         -                      -                6,572
                                                        --------              ---------            ---------
   Net loss                                             $(68,184)             $ (26,972)           $  (6,672)
                                                        ========              =========            =========

   EBITDA (2)                                           $ 15,287              $  30,013            $  27,245
                                                        ========              =========            =========

Other Financial Data:
   Net cash provided by (used in)
      operating activities                              $  5,515              $ (12,040)           $  (6,208)
   Net cash used in investing activities                $(16,524)             $ (23,138)           $ (34,032)
   Net cash provided by financing activities            $ 10,194              $  23,683            $  52,134
   Capital expenditures (3)                             $ 17,455              $  23,282            $  34,360


Other Operating Data:
   Tons of coal shipped                                    9,942                  9,460               10,410

   Coal sales and related revenue per ton shipped        $ 23.60              $   25.38            $   25.33
   Cost of coal sales and related revenues
      per ton shipped                                    $ 21.07              $   21.19            $   21.50

   Coal sales revenue per ton shipped                    $ 23.06              $   24.34            $   23.29
   Cost of coal sales revenues per ton shipped           $ 20.91              $   20.82            $   19.83


--------------

(1) See Note 3 to the Consolidated Financial Statements for further discussion of the $33.3 million and $6.6 million of charges incurred during the twelve months ended October 31, 2000 and 1999, respectively.
(2) EBITDA represents earnings before net interest expense, other income (expense), extraordinary items, income taxes, depreciation, depletion and amortization and asset write-downs and provisions. The trends of EBITDA generally follow the trends of operating income. Information regarding EBITDA is presented because management believes that certain investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles or as an indicator of an issuer's operating performance. Furthermore, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.
(3) Capital expenditures for the twelve months ended October 31, 2000 and 1999 include $4.9 million and $11.2 million, respectively, in cash payments for acquisitions.

PRODUCTION AND REVENUE SOURCES

The following table summarizes the tons shipped by region for the periods presented:

                                      TWELVE MONTHS ENDED OCTOBER 31,
     Region                             2000        1999        1998
                                      ------      ------      ------

      Eastern Kentucky                 3,871       4,054       4,122
      Western Kentucky                 4,715       4,952       5,972
      West Virginia                     --          --           200
      Mountain                           922          89        --
      Brokered                           434         365         116
                                      ------      ------      ------
                              Total    9,942       9,460      10,410
                                      ======      ======      ======


Lodestar's principal source of revenues is from the sale of coal pursuant to long-term contracts, or through coal sales on the spot market. In addition, Lodestar derives additional revenue from ancillary services related to its coal operations, including ash disposal, contract mining, and processing of third-party coal.

TWELVE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1999

COAL SALES AND RELATED REVENUE for the twelve months ended October 31, 2000 (the "2000 Period") were $234.6 million, a decrease of $5.4 million or 2.3% compared to the twelve months ended October 31, 1999 (the "1999 Period"). The total $5.4 million decrease includes a decrease of $4.4 million in other coal sales related revenue, primarily as a result of the completion of contract mining activities in Eastern Kentucky during the first quarter of the 1999 Period.

An additional decrease of $1.0 million is the net result of increased shipment volume of approximately 0.5 million sold tons, or 5.1%, and a decrease of $1.28, or 5.3% in the average sales price per ton of coal from $24.34 in the 1999 Period to $23.06 in the 2000 Period.

The increased shipment volume during the 2000 Period reflects an increase of 0.8 million tons of coal from the Mountain operation, as compared to the 1999 Period, offsetting reduced tonnages sourced from the West Kentucky and East Kentucky operations, as mines with higher cost and lower coal quality have been shutdown or idled. The decrease in the average sales price per ton of coal is primarily the result of the introduction of 922,000 tons of coal from the Mountain operation with an average realization of $15.17 per ton shipped, as well as, a decrease in average realization per ton shipped from the West Kentucky operation of $1.21, or 5.1%, in the 2000 Period as compared to the 1999 Period. The West Kentucky decrease in average sales price per ton is primarily attributable to certain negotiated contract price reductions that went into effect on July 1, 2000 and the impact of selling lower quality tons produced from the Smith surface mine in conjunction with the reclamation process. During the 2000 Period, as compared to the 1999 Period, East Kentucky coal sales, including coal brokering activity, reflect an increased average realization per sold ton of $0.14, or 0.5%, primarily as a result of improved market prices in the Appalachian coal basin in the fourth quarter of fiscal year 2000.

COST OF REVENUES were $209.5 million in the 2000 Period, as compared to $200.5 million in the 1999 Period. The $9.0 million, or 4.5%, increase is net of a $2.0 million decrease in cost of other related revenues, primarily associated with contract mining activity completed during the 1999 Period. Costs of coal sales revenues increased approximately $10.0 million, or 5.6%, in the 2000 Period, primarily as a result of increased shipment volume of 482,000 sold tons, or 5.1%, and $1.0 million as the result of a 0.5% increase in the average cost per sold ton. The average cost of coal revenues was $20.91 in the 2000 Period and $20.82 in the 1999 Period.

West Kentucky contributed 4.7 million and 5.0 million tons, or 47.5% and 52.6%, of total shipment volume in the 2000 and 1999 Periods, respectively. The West Kentucky average cost of coal revenues increased $0.65 per ton, or 3.6%, from $18.33 in the 1999 Period to $18.98 in the 2000 Period. The primary factor influencing this increase in average cost per ton was a 7.0% decline in salable yield during the 2000 Period as compared to the 1999 Period.

East Kentucky, including brokered coal business, contributed 4.3 million and 4.4 million tons, or 43.4% and 46.3%, of total shipment volume in the 2000 and 1999 Periods, respectively. Although East Kentucky operations benefited from both a surface mining strip ratio that decreased by 7.3% and an underground mining salable yield that increased by 22.4% in the 2000 Period as compared to the 1999 Period, primarily as a result of increased diesel fuel cost, transportation costs, leased equipment and royalty expenses, the East Kentucky and brokered coal average cost of coal revenues increased $0.26 per ton, or 1.1%, from $23.61 in the 1999 Period to $23.87 in the 2000 Period.

Mountain operations contributed 9.1% and 1.1% of total shipment volume in the 2000 and 1999 Periods, respectively. The increased volume of coal from the Mountain operations, at an average cost of coal sales during the 2000 Period of $16.99 per sold tons as compared to $21.32 for the Kentucky operations, improved the overall average cost of coal sales by approximately $0.41 per sold ton. The productivity levels at the Mountain operation were impacted by adverse geological conditions which have resulted in cost of revenues in excess of coal sales and related revenue of $1.7 million for the 2000 Period.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $27.1 million for the 2000 Period decreased from the 1999 Period by $3.2 million, or 10.6%. This decrease is primarily the result of the write-off of certain impaired assets and goodwill, as described in asset write-downs and provisions, during the 2000 Period, as well as reduced levels of capital expenditures and increased acquisition of equipment through operating leases.

GENERAL AND ADMINISTRATIVE costs were $9.8 million in the 2000 Period, an increase of $0.2 million or 2.1%, as compared to $9.6 million in the 1999 Period. This increase is primarily associated with the development of administrative support functions in the Mountain operation with various other increases in general and administrative costs offset by reduced expenses for Year 2000 expenditures during the 2000 Period.

ASSET WRITE-DOWNS AND PROVISIONS recorded during the 2000 Period were $33.3 million. As a result of revised plans for the deployment of certain coal properties and valuations of the net book value of certain properties, primarily in East Kentucky, in compliance with The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ("FAS-121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," $19.0 million of pre-tax non-cash charges to revalue associated assets and liabilities were recorded. Additionally, $5.5 million of goodwill was written off based on the performance of the Company, approximately $5.0 million was written off, reflecting the impairment of certain coal contracts based on their current pricing, and deferred financing fees of $3.8 million associated with the Notes offering and the Company's Senior Credit Facility were written off. See Note 3 to the Consolidated Financial Statements and Certain Events and Factors Affecting Operations. Asset write-downs and provisions of $6.6 million were recorded during the 1999 Period which reflect a non-recurring charge of $3.3 million incurred in conjunction with due diligence on a potential acquisition that did not occur, $2.3 million of adjustments to deferred development and advance royalty valuations associated with coal reserves evaluated as not economically mineable under current market conditions, and $1.0 million of adjustments to the net book value of certain Eastern Kentucky properties in compliance with FAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

OPERATING LOSS for the 2000 Period was $45.2 million as compared to $7.0 million for the 1999 Period. The $38.2 million increase in operating loss during the 2000 Period is primarily the result of $33.3 million of additional charges to asset write-downs and provisions which reflect an increase of $26.7 million over charges incurred in the 1999 Period, as well as, $11.5 million of reduced margin as a result of operating performance, as compared to the 1999 Period, as previously described.

INTEREST EXPENSE, NET was $23.0 million for the 2000 Period, an increase of $3.0 million as compared to $20.0 million for the 1999 Period. This 15.0% increase is primarily the result of interest expense associated with increased borrowings on the Company's Senior Credit Facility and other increased indebtedness relative to acquisitions occurring since the 1999 Period.

INCOME TAXES were $0.0 during the 2000 Period and the 1999 Period due to the Company's conversion to a Subchapter S status as described in Note 2 of the Consolidated Financial Statements.

NET LOSS increased from $27.0 million during the 1999 Period to $68.2 million during the 2000 Period as a result of the factors described above.

TWELVE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1998

COAL SALES AND RELATED REVENUE for the 1999 Period were $240.1 million, a decrease of $23.7 million or 9.9% compared to the 1998 Period. This decrease was the result of a 9.1% decrease in tons shipped, net of a $0.05 per ton increase in coal sales and related revenue. The sales volume decrease is primarily attributable to reduced coal production in the Western Kentucky operation as a result of the closure of the Smith underground mine and idling of the Smith surface mine, which collectively contributed 0.2 million shipped tons and $3.7 million in coal sales and related revenue during the 1999 Period compared to 1.2 million shipped tons and $22.3 million in coal sales and related revenue during the 1998 Period. These mines were idled partially in response to a decline in marketability for the specific coal quality produced at these operations as well as in an effort to eliminate higher production cost coal products. In addition, $10.4 million of the decline in coal sales and related revenue is the result of the completion of a contract mining operation in Eastern Kentucky during the first quarter of the 1999 Period which contributed $3.8 million and $14.2 million of revenue to the 1999 Period and 1998 Period, respectively. The decrease in coal sales and related revenue associated with volume was offset by an increase of $1.05 per ton in the average sales price of coal, from $23.29 in the 1998 Period to $24.34 in the 1999 Period. This price increase is primarily the result of eliminating approximately 1.0 million tons of Western Kentucky lower quality coal, with lower realizations, from the total sold production.

COST OF REVENUES were $200.5 million in the 1999 Period, or $21.19 per sold ton, as compared to $223.8 million in the 1998 Period, or $21.50 per sold ton, a decrease of $23.3 million or 10.4%. Of this decrease, $19.8 million is associated with the 9.1%, or approximately 1.0 million ton decline in sales volume discussed above. Additionally, due to the completion of the contract mining operation in Eastern Kentucky, cost of revenues decreased by $13.9 million in the 1999 Period. Before consideration of the volume changes and the reduction in contract mining costs, cost of revenue per sold ton increased to $20.82 from $19.83 per sold ton in the 1998 Period, or 5.0%. This cost increase is primarily due to higher mining ratios encountered at certain surface mines in the Eastern Kentucky operation and lower salable yields encountered at underground mines in both Eastern and Western Kentucky. The average mining ratio at the Company's Eastern Kentucky surface mines were 16.95 in the 1999 Period as compared to 13.86 in the 1998 Period. The average salable yield for the Company's underground operations was 59.5% in the 1999 Period as compared to 60.5% in the 1998 Period. In addition, costs in the 1999 Period were negatively impacted by increases in workers' compensation costs of $3.9 million as compared to the 1998 Period which reflected the benefit of a $5.4 million decrease in workers' compensation and black lung expense.

The 1999 Period benefited by $6.5 million as compared to the 1998 Period due to the elimination of equipment lease expenses that occurred prior to the buyout of those obligations during the 1998 Period. Additionally, the 1998 Period was negatively affected by a $3.4 million provision to account for certain costs associated with the Smith underground mine in Western Kentucky.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $30.3 million for the 1999 Period increased from the 1998 Period by $3.0 million, or 11.0%. The primary reason for this increase was depreciation as a result of capital equipment additions during the previous twelve months, including $27.5 million which was capitalized in conjunction with the buyout of leases with the proceeds of the Notes.

SELLING, GENERAL AND ADMINISTRATIVE costs decreased by $3.0 million to $9.6 million in the 1999 Period from $12.6 million in the 1998 Period. The selling, general and administrative expenses for the 1998 Period include a nonrecurring payment of $2.8 million to certain employees in connection with the Notes Offering. Excluding this nonrecurring charge, selling, general and administrative expenses for the 1999 Period have decreased by $0.2 million compared to the 1998 Period with favorable variances in other administrative expenses offsetting costs of approximately $0.7 million associated with Year 2000 compliance efforts.

ASSET WRITE-DOWNS AND PROVISIONS were $6.6 million during the 1999 Period compared to $0.0 in the 1998 Period. The 1999 Period charge includes a $3.3 million charge incurred in conjunction with the due diligence of a failed acquisition and charges of $2.3 million in the 1999 Period due to non-cash adjustments of deferred development and advance royalty valuations associated with Eastern Kentucky coal reserves which were evaluated as being not economically mineable under current market conditions. Additional charges of $1.0 million were recorded during the 1999 Period to adjust the net book value of certain Eastern Kentucky properties in compliance with FAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." OPERATING LOSS for the 1999 Period was $7.0 million as compared to $0.1 million for the 1998 Period. The $6.9 million increase is the result of a $0.3 million decrease in gross margin, a $3.0 million increase in depreciation, depletion and amortization, a $3.0 million increase in selling, general and administrative costs and $6.6 million of charges to asset write-downs and provisions.

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

INCOME TAXES were $0 during the 1999 Period and the 1998 Period. Due to the Company's conversion to a Subchapter S status as described in Note 2 of the Consolidated Financial Statements, effective in the 1999 Period the Company is generally no longer subject to income taxation.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company did not make its scheduled November 15, 2000 interest payment on its $150.0 million, 11.5% Senior Notes due 2005, resulting in an event of default which remains unremedied as of the current date. The Company is attempting to negotiate a restructuring of the Notes with the Noteholders as a result of the default position.

The Company's primary source of liquidity is from cash provided by operating activities. The Company also has available a $120.0 million senior credit facility (the "Senior Credit Facility") that provides for advances by the lender to a maximum of $90.0 million, based on specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves.

The indenture governing the Notes and the Senior Credit Facility contain numerous covenants and prohibitions that impose limitations on the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. Due to the Company's operating performance in fiscal 2000 and its failure to pay interest on the Notes, Lodestar is in violation of certain covenants of the Senior Credit Facility. Although Lodestar's lenders could pursue various remedies to these covenant violations and defaults in accordance with their contractual rights, as of January 29, 2001, they have continued to fund and have taken no actions to restrict Lodestar from operating in the normal course of business.

The Company's liquidity requirements primarily arise from working capital requirements, capital investments, interest payment obligations, and collateralization of various performance bonds. As of October 31, 2000, the Senior Credit Facility debt was $35.6 million, and $25.7 million of letters of credit were outstanding. Based upon eligible collateral as of October 31, 2000, the net unused borrowing and letter of credit availability thereunder was $1.1 million and $1.5 million, respectively.

Cash provided from the Company's operating activities for the 2000 Period was $5.5 million, compared to $12.0 million of cash used in the 1999 Period. The $5.5 million of cash provided by operating activities was primarily a result of working capital changes. The primary components of the working capital changes were a reduction in accounts receivable of $10.4 million, which includes the benefit of collecting $4.8 million from the resolution of the Cedar Bay litigation, and an increased level of accounts payable of $3.2 million as a result of a general increased aging of accounts payable.

Net cash used in investing activities was $16.5 million during the 2000 Period, which includes $4.9 million for the Bent Mountain acquisition, compared to $23.1 million during the 1999 Period, which includes $5.4 million for the Tug River acquisition and $5.0 million for the Mountain acquisition. For the twelve months ended October 31, 2000, capital expenditures were $12.6 million as compared to $12.1 million during the 1999 Period.

During the 2000 Period, borrowings under the Company's Senior Credit Facility increased from $24.3 million to $35.6 million and the availability under its borrowing line decreased from $9.8 million to $1.1 million. The $35.6 million of borrowings outstanding under the Senior Credit Facility as of October 31, 2000 include $6.0 million of borrowings supported by $6.0 million of cash collateral provided to the lenders by Renco. Cash provided by operating activities has not been enough to offset the cost of the Bent Mountain acquisition of $4.9 million, the interest payments of $21.1 million and the capital expenditures of $12.6 million during the 2000 Period. Lodestar paid its final installment of $1.675 million on the $6.7 million term loan due to its lenders on November 1, 2000.

As of January 26, 2001, the Company's borrowing and letter of credit availability under its Senior Credit Facility was approximately $3.4 million and $0.6 million, respectively, and outstanding borrowings and letters of credit under the Senior Credit Facility were $31.1 million and $27.2 million, respectively. Lodestar's day-to-day operations are being hampered by a significant liquidity shortage. Additionally, due to the surety problems impacting the Company's ability to satisfy its reclamation and workers compensation bonding obligations, the Company will have further liquidity requirements to collateralize other bonding and insurance obligations in the normal course of business. Lodestar has posted approximately $0.8 million of cash or cash equivalents to support its bonding requirements as of January 29, 2001. Absent additional demands for replacement of Frontier bonds, the Company's ability to provide future cash and cash equivalent requirements for new bonding commitments may hamper the efficiency of operations, but are not expected to result in work stoppages or other interruption of current mining production during the first six months of fiscal year 2001. Lodestar has approximately $4.0 million of non-discretionary capital to be committed in the first quarter of calendar year 2001. This includes moving gas lines in Eastern Kentucky, a bleeder shaft in Western Kentucky, and development, which is ongoing, at its Horizon operation in Utah.

In order to improve the liquidity of the Company, management is considering the sale of certain of the Company's assets and possible sources of additional capital. There can be no assurance that the Company has either the resources required or the availability of third party participation to resolve the current liquidity crisis, in a manner which allows the Company to sustain operations. Furthermore, any solution that could be achieved is dependent upon remediation or waiver of the defaults under the Notes and the Senior Credit Facility and upon access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity until the necessary operational improvements can be attained. Pending the implementation of potential corrective measures as previously described, there can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Notes due 2005, or to funds its other liquidity needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS-133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities ("an amendment of FAS Statement No. 133") ("FAS-138") which amended FAS-133 and added guidance for certain derivative instruments and hedging activities. The new standards, FAS-133 as amended by FAS-138, required recognition of all derivatives as either assets or liabilities at fair value. One of the primary amendments to FAS-133, which is covered by FAS-138 establishes a "normal purchases and normal sales" exception. This exception permits companies to exclude contracts which provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold by the entity over a reasonable period of time in the normal course of business operations. The Company will adopt FAS-133 as amended by FAS-138 effective November 1, 2000. The Company does not believe adoption of FAS-133 as amended by FAS-138 will have a material effect on either financial position or results of operations.

FORWARD - LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends, including coal pricing; competition; the loss of any significant customers or long-term contracts; availability of qualified personnel; major equipment failures; changes in, or failure or inability to comply with, government regulation, including, without limitation, environmental regulations, outcome of litigation, ability to meet its liquidity needs, ability to obtain bonding, and other factors referenced in this report. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The most volatile component in the Company's cost structure is the cost of diesel fuel on which the Company spent $6.4 million during the year ended October 31, 2000. The Company's cost of such fuel has increased approximately 47.9% during the 2000 Period, as compared to the 1999 Period, and a high probability exists that the Company may continue to incur significantly greater fuel costs in the upcoming fiscal year as compared to the 1999 and 2000 Periods.

The Company currently possesses no market sensitive instruments, derivatives or other financial instruments as defined in S-K Regulation Par. 229.305, nor participates in any business activity for speculative purposes.

PART II.  - ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            PAGE

Independent Auditor's Report                                                 29

Consolidated Balance Sheets as of October 31, 2000 and 1999                  30

Consolidated Statements of Operations and Comprehensive Loss
      for the years ended October 31, 2000, 1999 and 1998                    31

Consolidated  Statements of  Stockholder's  Equity  (Deficit) for
      the years ended October 31, 2000, 1999 and 1998                        32

Consolidated Statements of Cash Flows for the years ended
      October 31, 2000, 1999 and 1998                                        33

Notes to Consolidated Financial Statements                                   34

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Lodestar Holdings, Inc.:



We have audited the accompanying consolidated balance sheets of Lodestar Holdings, Inc. and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lodestar Holdings, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows a net capital deficiency and negative working capital as of October 31, 2000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ KPMG, LLP
KPMG, LLP
Louisville, Kentucky
January 12, 2001

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                            October 31, 2000 and 1999
                        (in thousands, except share data)


                                                                                          OCTOBER 31,
     Assets                                                                            2000         1999
                                                                                    ---------    ---------
Current assets:
   Cash                                                                             $   2,639    $   3,454
   Accounts receivable                                                                 28,970       39,828
   Inventories                                                                         13,418       15,780
   Prepaid expenses and other                                                           2,700        4,121
                                                                                    ---------    ---------
Total current assets                                                                   47,727       63,183

Property, plant and equipment, net                                                     91,928      109,244
Coal and ash disposal contracts in excess of market, net of accumulated
   amortization of $9,980 and $7,685, respectively                                     31,829       39,123
Other assets                                                                            8,029       17,655
                                                                                    ---------    ---------

                                                                                    $ 179,513    $ 229,205
                                                                                    =========    =========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current installments of long-term obligations                                    $ 186,861    $   1,033
   Accounts payable                                                                    35,155       32,052
   Accrued expenses                                                                    30,339       28,681
                                                                                    ---------    ---------
Total current liabilities                                                             252,355       61,766

Long-term obligations, excluding current installments                                   5,786      180,259
Other non-current liabilities                                                          50,725       47,816
                                                                                    ---------    ---------

Total liabilities                                                                     308,866      289,841
                                                                                    ---------    ---------

Stockholder's deficit:
   Common stock, $1.00 par value. Authorized, issued and outstanding 1,000 shares           1            1
   Additional paid-in capital                                                           5,000        5,000
   Accumulated deficit                                                               (133,584)     (65,400)
   Accumulated other comprehensive loss - minimum pension liability adjustment           (770)        (237)
                                                                                    ---------    ---------

Total stockholder's deficit                                                          (129,353)     (60,636)

Commitments and contingencies
                                                                                    ---------    ---------

                                                                                    $ 179,513    $ 229,205
                                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

          Consolidated Statements of Operations and Comprehensive Loss
                                 (in thousands)


                                                                   THE COMPANY
                                              -----------------------------------------------------
                                                 Year ended         Year ended        Year ended
                                              October 31, 2000   October 31, 1999  October 31, 1998
                                              ----------------   ----------------  ----------------

Coal sales and related revenue                    $ 234,641           $ 240,050         $ 263,716

Operating costs:
   Cost of revenues                                 209,525             200,477           223,829
   Depreciation, depletion and amortization          27,132              30,330            27,349
   General and administrative                         9,829               9,560            12,642
   Asset write-downs and provisions                  33,327               6,637              --
                                                  ---------           ---------         ---------
                                                    279,813             247,004           263,820
                                                  ---------           ---------         ---------
Loss from operations                                (45,172)             (6,954)             (104)

Interest expense, net                               (23,012)            (20,018)          (13,140)
                                                  ---------           ---------         ---------

Loss before extraordinary items                     (68,184)            (26,972)          (13,244)

Extraordinary items                                    --                  --               6,572
                                                  ---------           ---------         ---------

Net loss                                            (68,184)            (26,972)           (6,672)

Other comprehensive gain (loss) -
   Minimum pension liability adjustment                (533)                919            (1,156)
                                                  ---------           ---------         ---------

Comprehensive loss                                $ (68,717)          $ (26,053)        $  (7,828)
                                                  =========           =========         =========


See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholder's Equity (Deficit)
                                 (IN THOUSANDS)


                                                                            ACCUMULATED
                                                  ADDITIONAL                    OTHER           TOTAL
                                       COMMON       PAID-IN    ACCUMULATED  COMPREHENSIVE   STOCKHOLDER'S
                                        STOCK       CAPITAL      DEFICIT         LOSS      EQUITY (DEFICIT)
                                       -------    ----------   -----------  -------------  ----------------
Balance at October 31, 1997            $       1   $   5,000   $  (3,938)   $    --           $   1,063

Net Loss                                    --          --        (6,672)        --              (6,672)

Dividends paid                              --          --       (27,818)        --             (27,818)

Minimum pension liability adjustment        --          --          --         (1,156)           (1,156)
                                       ---------   ---------   ---------    ---------         ---------

Balance at October 31, 1998                    1       5,000     (38,428)      (1,156)          (34,583)

Net loss                                    --          --       (26,972)        --             (26,972)

Minimum pension liability adjustment        --          --          --            919               919
                                       ---------   ---------   ---------    ---------         ---------

Balance at October 31, 1999                    1       5,000     (65,400)        (237)          (60,636)

Net loss                                    --          --       (68,184)        --             (68,184)

Minimum pension liability adjustment        --          --          --           (533)             (533)
                                       ---------   ---------   ---------    ---------         ---------

Balance at October 31, 2000            $       1   $   5,000   $(133,584)   $    (770)        $(129,353)
                                       =========   =========   =========    =========         =========

See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                             THE COMPANY
                                                                        ------------------------------------------------------
                                                                           Year ended        Year ended           Year ended
                                                                        October 31, 2000   October 31, 1999    October 31, 1998
                                                                        ----------------   ----------------    ----------------

Net cash used in operating activities:
   Net loss                                                                 $ (68,184)        $ (26,972)           $  (6,672)

   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation, depletion, and amortization                                27,132            30,330               27,349
      Loss on sale/disposal of property plant and equipment                        24                19                   94
      Amortization of deferred financing fees                                   1,194             1,058                  822
      Imputed interest                                                            702               639                1,204
      Gain from buyout of deferred payment obligations                           --                --                 (7,960)
      Financing fees written off                                                 --                --                  1,388
      Asset write-downs and provisions                                         33,327             6,637                 --

   Changes in operating assets and liabilities:
      Accounts receivable                                                      10,355            (9,954)               7,538
      Inventories                                                               2,128            (5,881)               2,054
      Prepaid expenses and other current assets                                  (892)           (1,946)              (1,444)
      Other assets                                                             (1,546)           (1,113)                 687
      Accounts payable                                                          3,188             3,641              (17,937)
      Accrued expenses                                                           (535)           (6,140)               2,787
      Other non-current liabilities                                            (1,378)           (2,358)             (16,118)
                                                                            ---------         ---------            ---------
Net cash provided by (used in) operating activities                             5,515           (12,040)              (6,208)
                                                                            ---------         ---------            ---------

Cash flows from investing activities:
   Payment for acquisitions                                                    (4,900)          (11,184)                --
   Capital expenditures                                                       (12,555)          (12,098)             (34,360)
   Proceeds from sales of property, plant and equipment                           931               144                  328
                                                                            ---------         ---------            ---------
Net cash used in investing activities                                         (16,524)          (23,138)             (34,032)
                                                                            ---------         ---------            ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                                11,355            24,282              150,000
   Principal payments on long-term obligations                                 (1,161)             (599)             (58,556)
   Proceeds from (payments on) related party borrowings                          --                --                 (5,000)
   Financing fees paid                                                           --                --                 (6,492)
   Dividends paid                                                                --                --                (27,818)
                                                                            ---------         ---------            ---------
Net cash provided by financing activities                                      10,194            23,683               52,134
                                                                            ---------         ---------            ---------

Net increase (decrease) in cash                                                  (815)          (11,495)              11,894
Cash at beginning of year                                                       3,454            14,949                3,055
                                                                            ---------         ---------            ---------
Cash at end of year                                                         $   2,639         $   3,454            $  14,949
                                                                            =========         =========            =========
Supplemental cash flow disclosures:
   Interest paid                                                            $  21,116         $  18,373            $   3,590
                                                                            =========         =========            =========
   Income taxes paid                                                        $    --           $    --              $     347
                                                                            =========         =========            =========
   Minimum pension liability (decrease) increase                            $     533         $    (919)           $   1,156
                                                                            =========         =========            =========
   Debt incurred through acquisition of property,
     plant and equipment                                                    $     600         $   7,251            $    --
                                                                            =========         =========            =========
   Other liabilities assumed through acquisition of property,
     plant and equipment                                                    $   3,100         $  12,434            $    --
                                                                            =========         =========            =========

See accompanying notes to consolidated financial statements

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)

(1)   BUSINESS AND LIQUIDITY

      Lodestar Holdings, Inc. (formerly named Rencoal, Inc.) purchased all of the outstanding shares of capital stock of Costain Coal, Inc. from Costain America, Inc., effective March 14, 1997 (the "Acquisition"). After the Acquisition, Costain Coal, Inc. was renamed Lodestar Energy, Inc.

      Lodestar Holdings, Inc. and its subsidiaries, Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company, (the "Company") were wholly-owned subsidiaries by The Renco Group, Inc., ("Renco") until October 31, 2000, began operations on March 15, 1997. On May 15, 1998, the Company sold and issued $150.0 million of 11.5% Senior Notes due 2005 (the "Senior Notes"). The Company's principal operations consist of surface and underground coal mining operations in Kentucky and underground coal mining operations in Utah and Colorado which began production in 1999 and 2000, respectively. Coal shipments are made to a wide variety of utilities throughout the United States. Subsequent to the close of business on October 31, 2000, 100% of the outstanding stock of the Company was sold by Renco to a newly formed corporation, Iracoal, Inc.

      The Company has suffered recurring losses since it commenced operations, and had negative cash flows, net capital deficiency and negative working capital during fiscal 2000, 1999, and 1998. The amount of the Company's losses has been impacted, by generally unfavorable factors affecting the coal industry in the Eastern United States, as well as operational problems. Beginning in 1999, the Company began a concentrated effort to upgrade its low-sulfur reserve base in order to address one of its primary operational problems. During this effort, the Company has expended $15,284 in cash, assumed $7,851 in debt payments and assumed short and long-term obligations of $14,249 in an effort to improve its low-sulfur reserve base (See Note 2). The return on these invested funds has not materialized as expected due to adverse market conditions, significant increases in fuel and transportation costs, and unanticipated operational problems affecting the underground operations in Utah.

      The Company has substantial leverage and significant debt service obligations. As of October 31, 2000, the Company had outstanding indebtedness of $192.6 million. The significant leverage of the Company combined with the accumulated losses and the lack of liquidity has resulted in significant ongoing problems in all areas of the Company's business.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      As a result of these liquidity issues, the Company did not make its scheduled November 15, 2000 interest payment on the Notes (See Note 5) resulting in an event of default which remains unremedied as of January 29, 2001. The Company is attempting to negotiate a restructuring of the Notes with the Noteholders. The Company's continued financial viability is dependent upon its ability to successfully complete the integration of its newly acquired properties with existing operations in a manner which improves operational results, as well as, the Company's ability to sustain operations until operations attain profitability. In order to improve the liquidity of the Company, management is investigating the sale of certain of the Company's assets and possible sources of additional capital. A solution is dependent upon remediation of the defaults under the Notes and the Senior Credit Facility (See Note 4) and access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity until the necessary operational improvements can be attained. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Notes due 2005, to fund its other liquidity needs or obtain surety for its bonding requirements. (See Note 14).

      The Company is seeking to improve its productivity and lower its costs, while exploring the possible sale of assets and negotiating for a restructure of its debt, as well as, seeking an infusion of new capital. There can be no assurance that the Company will be successful in these efforts.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   BASIS OF PRESENTATION

            The accompanying consolidated financial statements present the Company's consolidated financial position as of October 31, 2000 and 1999 and its consolidated results of operations and cash flows for the years ended October 31, 2000, 1999 and 1998.

      (b)   PRINCIPLES OF CONSOLIDATION

            All significant intercompany accounts and transactions have been eliminated in consolidation.

      (c)   INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis for coal, materials, and supplies.

      (d)   REVENUE RECOGNITION

            Revenues are recognized upon passage of title of coal and coal ash. Revenues are primarily generated from coal shipments to customers throughout the United States.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      (e)   PROPERTY, PLANT AND EQUIPMENT

            Property, plant, and equipment are stated at cost or allocated cost for those assets acquired in acquisition. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. In addition, the Company capitalizes expenditures incurred during the acquisition and development phase of mining operations.

            Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives as follows: buildings and improvements, 6-15 years; mining equipment, 3-7 years; preparation plant and machinery, 3-7 years; and transportation equipment and other, 7-15 years. Depletion and amortization of land and mineral rights and deferred development costs are provided using the units-of-production method based on the estimated recoverable reserves. Equipment held under capital leases was amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

            In accordance with Statement of Financial Accounting Standards
            (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 3 for further discussion of asset write-downs and provisions affecting property, plant and equipment during the periods presented.

      (f)   COAL AND ASH DISPOSAL CONTRACTS

            The Company has certain contracts to sell coal and dispose of coal ash at prices in excess of market prices. These contracts, which were acquired in past acquisition, are for varying periods of time, with the last contract expiring in the year 2025. These contracts were valued at the acquisition date at the present value of expected profits from sales under these contracts in excess of those that would be earned if sales were made at the then prevailing market prices. These contracts are being amortized using the straight-line method over the lives of the contracts.

            The Company assesses the recoverability of coal and ash disposal contracts by a comparison of the carrying amounts of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the second quarter of 2000, an approximate $5.0 million charge was recorded on certain contracts based on their current pricing. No impairment losses related to coal and ash disposal contracts were recorded in 1999.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      (g)   OTHER ASSETS

            As of October 31, 1999, the Company had $5,737 of goodwill included as other assets. Goodwill represented the excess of purchase price over the fair value of net assets acquired in conjunction with the Stock Purchase as described in 2(a). In accordance with the Company's ongoing assessment of asset recoverability, the remaining balance of this account approximating $5,500 was written off in the second quarter of fiscal 2000.

            As of October 31, 1999, the Company had $4,843 of deferred financing costs included as other assets. Deferred financing costs represented costs related to the original issuance of the Notes and the Senior Credit Facility. In accordance with the Company's ongoing assessment of asset recoverability and due to the Company's default position on the debt. See Note 4 and 5, the remaining balance of this account of $3,849 was written off in the fourth quarter of fiscal 2000.

      (h)   ACQUISITIONS

            On January 15, 1999, Lodestar acquired mining rights, leases of real property, and equipment from Colonial Coal Company, Inc. ("Colonial"), a mining company in Eastern Kentucky. The consideration to Colonial was approximately $5.4 million in cash paid at the closing, periodic deferred payments totaling $5.8 million, and an assumption of $5.4 million in obligations was made by the Company. The Company immediately began mining operations on properties acquired from Colonial.

            On July 16, 1999, Lodestar acquired certain assets of White Oak Mining and Construction Company, Inc., Horizon Mining LLC, and Grand Valley Coal Company ("Sellers", including the White Oak and Horizon Mines in Utah and certain undeveloped reserves in Colorado. All of the aforementioned mines had been idled by Sellers. The consideration to Sellers was approximately $5.0 million in cash paid at the closing, assumption of $1.4 million in capitalized lease obligations, and the assumption of certain reclamation and other liabilities associated with Sellers' prior mining activities of approximately $5.7 million. The Company began production at the White Oak Mine in Utah in August 1999 and at the McClane Canyon Mine in Grand Valley, Colorado, in February 2000.

            On November 12, 1999, the Company acquired certain mining rights, leases of real property and equipment in Eastern Kentucky from Quaker Coal Company, Inc. and affiliates ("Quaker"). The consideration to Quaker was $4.9 million in cash and a deferred payment of $0.6 million, due one year from the date of the acquisition. Additionally, the Company also assumed $3.1 million of obligations. Lodestar began production on this property in December 1999.

            The Company accounted for these transactions under the purchase method.


      (i)   INCOME TAXES

            Effective with the beginning of fiscal 1999, Renco, formerly a C Corporation, elected to be treated as an S Corporation for federal income tax purposes, pursuant to a change in the federal income tax laws allowing corporations with subsidiaries to elect such status. In connection with that election, Renco was permitted to designate its wholly-owned subsidiaries as qualified Subchapter S subsidiaries, and the Company has been so designated. Because of this designation, substantially all of the Company's taxable transactions are included in Renco's shareholders' income tax returns. Accordingly, no provision for income taxes has been included in the Company's consolidated statement of operations for fiscal 2000 or fiscal 1999.

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

            Subsequent to the close of business on October 31, 2000, Renco, Inc. sold all of the outstanding shares of capital stock of the Company to Iracoal, Inc., a newly formed corporation owned by the majority owner of Renco, Inc. As Iracoal, Inc. has not currently elected to be treated as a Subchapter S corporation for federal income tax purposes, the Company, effective November 1, 2000, will not be a qualified Subchapter S subsidiary. Accordingly, taxable transactions subsequent to October 31, 2000 will be included in the consolidated federal income tax return of Iracoal, Inc.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      (j)   WORKERS' COMPENSATION AND BLACK LUNG EXPENSE

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

      (k)   RECLAMATION

            The estimated cost of final reclamation of active mining areas generally is accrued over the life of the respective mines based on the units-of-production method. Reclamation performed during mining operations is expensed as incurred.

      (l)   COMPREHENSIVE INCOME

            The Company complies with SFAS No. 130, REPORTING COMPREHENSIVE INCOME by establishing standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes a minimum pension liability adjustment and is presented in the consolidated statements of operations and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

      (m)   USE OF ESTIMATES

            The management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities and the reported amounts of revenues, expenses, gains, and losses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (n)   RECLASSIFICATION

            Certain prior period amounts have been reclassified to conform to the current year presentation.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(3)   ASSET WRITE-DOWN AND PROVISIONS

      Due to revisions to the Company's Eastern Kentucky mine plan, and in conjunction with the Company's ongoing evaluation of its coal reserves, it was determined in the 1999 Period that the Company would potentially not be able to realize the full recorded value of certain of its mineral holdings in Eastern Kentucky. Accordingly, during the 1999 Period, a reserve of $2.3 million was established to write-down certain deferred development and advance royalties to their estimated realizable value. Also, as a result of the Company's analysis of its asset values under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," a $1.0 million reduction in the carrying value of property was recorded to recognize the impairment of certain Eastern Kentucky properties. Additionally, the 1999 Period costs include approximately $3.3 million of charges incurred in conjunction with due diligence associated with a failed acquisition.

      During the three months ended April 30, 2000, Lodestar recorded a pre-tax non-cash charge of approximately $20.5 million. In response to market conditions, Lodestar implemented new mining strategies primarily in its Eastern Kentucky operations that resulted in significant changes in the timing and extent to which certain Central Appalachia coal assets have been deployed. Based upon the centralization of mining activity at certain primary sites, the idling or closure of certain high operating cost mines, and the re-evaluation of the economics of future mining on certain other properties controlled by Lodestar, the Company recorded approximately $15.0 million of pre-tax non-cash charges primarily to write-off or establish appropriate provisions for the impairment of certain long-term contracts, adjust reclamation liability reserves, accelerate amortization of deferred development, write-off potentially unrecoupable advance royalties. Additionally, as a result of the performance of the Company, a $5.5 million charge was recorded to write-off goodwill.

      In July 2000, Lodestar management determined that efforts to improve its Utah underground mine operating results had been unsuccessful. The decision was made to close this mine when retreat mining methods have been exhausted, which is expected to occur during the second quarter of fiscal 2001. During the three months ended July 31, 2000, Lodestar recorded a pre-tax non-cash charge of $6.5 million to establish provisions required in conjunction with the closure of this operation.

      In October 2000, Lodestar recorded further non-cash provisions totaling $6.3 million. These charges included $2.5 million related to a required reduction of the carrying value of certain mining assets primarily in Eastern Kentucky in accordance with FAS-121 calculations as well as the write-off of the $3.8 million of deferred financing costs which were determined to have no future value to the Company due to the Company's default position under its debt agreements. See Note 4 and 5.

      No impact on the Company's cash flow has occurred as a result of the $33.3 million in charges for asset write-downs and provisions.

(4)   SENIOR CREDIT FACILITY

      The Company's Senior Credit Facility expires May 15, 2001. The limits on aggregate borrowings and letters of credit are $90,000 and $30,000, respectively. Availability under the facility is based upon inventory and accounts receivable levels with respect to borrowings, and the appraised value of property, plant, and equipment with respect to letters of credit. As of October 31, 2000 and 1999, letters of credit outstanding under this facility were $25,689 and $25,242, respectively. The Senior Credit Facility is secured by substantially all of the assets of Lodestar Energy, Inc.
                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      In conjunction with an amendment to its Senior Credit Facility during November of 1999, the Company became subject to, among other things, minimum monthly earnings tests during the remaining life of its credit facility.

      The Company has failed to meet the minimum monthly earnings tests for each month since January 31, 2000. The lenders waived the Company's non-compliance with the monthly earnings test requirements for the periods ended January 31, 2000 and February 29, 2000. As of March 31, 2000 and continuing through January 29, 2001, unremedied events of default exist under the covenants of the Company's Senior Credit Facility. Although the Company's lenders could pursue various remedies in accordance with their contractual rights, they have continued to fund and have taken no action to restrict Lodestar from operating in the normal course of business. As a result of the Company's default status, amounts outstanding under the Senior Credit Facility totaling $35,638 have been classified as current liabilities as of October 31, 2000.

      Simultaneous with the amendment to the Senior Credit Facility, Renco entered into an agreement with the Company's lenders (the "Subordinated Loan Letter") to provide, in certain circumstances, subordinated loans of up to $6.0 million to the Company should the Company fail to maintain certain financial convenants required by the terms of the Senior Credit Facility or should the Company not meet minimum daily loan availability requirements of $6.0 million. The proceeds of the subordinated loan could only be used to reduce the outstanding borrowings under the Senior Credit Facility thereby reducing the minimum daily loan availability shortfall, if any, and in certain cases creating additional availability under the Senior Credit Facility. The Senior Credit Facility was further amended in March and August 2000. In conjunction with such amendments, Renco and the lenders under the Senior Credit Facility agreed that Renco may at its election provide $6.0 million of cash collateral to the lenders, in $1.0 million installments from March to August 2000. The lenders, in turn, will provide additional availability to the Company equal to the amount of cash collateral provided. As of October 31, 2000, a total of $6.0 million of additional availability had been provided in accordance with such amendments. The cash collateral provided satisfies the liability of Renco to make advances under the Subordinated Loan Letter.

(5)   SENIOR NOTES

      The Senior Notes are general unsecured obligations of Lodestar Holdings, Inc. and are guaranteed by Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company. Interest on the Notes is payable semi-annually on May 15th and November 15th.

      The Company did not make its scheduled November 15, 2000 interest payment on the Notes resulting in an event of default which remains unremedied as of the current date. The Company is attempting to negotiate a restructuring of the Notes with the Noteholders which would remedy the default situation. However, since there can be no assurance that this situation will be resolved, amounts outstanding under the Notes have been classified as current liabilities as of October 31, 2000.



                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(6)   INVENTORIES

      Inventories consist of the following at October 31, 2000 and 1999:

                                     2000     1999
                                   -------   -------
          Coal                     $10,568   $12,366
          Materials and supplies     2,850     3,414
                                   -------   -------
                                   $13,418   $15,780
                                   =======   =======


(7)   PROPERTY, PLANT AND EQUIPMENT

        Property, plant, and equipment are summarized as follows at October 31, 2000 and 1999:

                                                          2000       1999
                                                       ---------    ---------
          Land and mineral rights                      $  53,374    $  48,702
          Buildings and improvements                       1,168        1,169
          Machinery and equipment                        108,984      106,590
          Deferred development costs                      14,755       13,814
          Construction in progress                         1,528        1,619
                                                       ---------    ---------
                                                         179,809      171,894

          Less accumulated depreciation, depletion,
            and amortization                             (87,881)     (62,650)
                                                       ---------    ---------

          Property, plant and equipment, net           $  91,928    $ 109,244
                                                       =========    =========


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(8)   LONG-TERM DEBT

      Long-term debt, excluding capital lease obligations, as of October 31, 2000 and 1999 consists of the following:


                                                                           2000       1999
                                                                         --------   ---------
          11 1/2 % Senior Notes, due May 15, 2005 (See Note 5)*          $150,000   $150,000

          Revolving credit facility, interest payable monthly
               at 3/4% above prime (10.25%
               as of October 31, 2000), due
               May 15, 2001 ("Senior Credit Facility")  (See Note 4)*      35,638     24,282

          Note payable with imputed interest at 8.2%, payable in
               semi-annual installments
               of $375, through February 2012
               secured by $3.0 million in letters of credit                 5,368      5,686
                                                                         --------   --------

          Total long-term debt                                            191,006    179,968

          Less current installments                                       185,953        750
                                                                         --------   --------

          Long-term debt, excluding capital lease obligations and
              current installments                                       $  5,053   $179,218
                                                                         ========   ========

          *As noted in Notes 4 & 5, amounts have been classified as current liabilities.


The aggregate maturities of long-term debt, excluding capital lease obligations, as of October 31, 2000 are as follows:

                        YEAR ENDING OCTOBER 31,               AMOUNT
          -----------------------------------------------   ----------
          2001                                              $ 185,953
          2002                                                    342
          2003                                                    371
          2004                                                    402
          2005                                                    436
          Thereafter                                            3,502
                                                            ----------
                                                              191,006

          Less current installments of long-term debt         185,953
                                                            ----------

          Long-term debt, excluding current installments      $ 5,053
                                                            ==========


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(9)   LEASES

      The Company is obligated under a capital lease for equipment that expires in 2003. As of October 31, 2000 and 1999, the gross amount of equipment recorded under the capital lease was $1,445. Furthermore, as of October 31, 2000 and 1999, the related accumulated depreciation recorded under the capital lease was $206 and $69, respectively.

      As of October 31, 2000, the Company has non-cancelable operating leases for mining and transportation equipment and administrative facilities. The leases expire at various dates through 2012. Rental expense for operating leases during the years ended October 31, 2000, 1999 and 1998 was $4,025, $1,721 and $5,090, respectively.

      Future minimum lease payments under non-cancelable operating leases and capital lease payments as of October 31, 2000 are as follows:

                                                        CAPITAL      OPERATING
                         YEAR ENDING OCTOBER 31,        LEASES        LEASES
          -----------------------------------------   -------------  ---------
          2001                                            $  385     $  3,481
          2002                                               385        3,076
          2003                                               385        1,605
          2004                                                32        1,605
          2005                                                 -        1,560
          Thereafter                                           -        7,583
                                                          -------    ---------
          Total minimum lease payments                     1,187     $ 18,910
                                                          =======    =========

          Less amount representing imputed
               interest at a rate of 8.5%                    146
                                                          -------

          Present value of net minimum capital
               lease payments                              1,041

          Less current installments of capital
               lease obligations                             308
                                                          -------

          Capital lease obligations, excluding
               current installments                       $  733
                                                          =======

                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(10)  INCOME TAXES

      Due to the Company's Subchapter S status, no income tax expense or benefit was applicable during 2000 or 1999. The income tax expense for the year ended October 31, 1998 was $0.

      Total income tax expense (benefit) differs from the amount computed by applying the federal income tax rate of 35% to loss before income taxes as a result of the following:

                                                  YEAR ENDED
                                               OCTOBER 31, 1998
                                               ----------------

          Computed "expected" tax benefit         $(2,335)

          Increase (reduction) in income taxes
             resulting from State income taxes,
             net of Federal income tax benefit       (297)

          Increase (decrease) in valuation
             allowance                               (209)

          Other, net                                  258

          Net operating loss for which no
             benefit is available                   2,583
                                                  -------

          Total income tax expense                $  --
                                                  =======


(11)  BENEFIT PLANS

      The Company's defined benefit pension plan provides specified pension benefits to certain eligible participants based on the employees' years of service. Contributions to the plan are actuarially determined to provide the plan with sufficient assets to meet future benefit payment requirements. The plan's assets consist primarily of investments in intermediate term fixed income loans and private placement bonds and mortgages. The plan had 1,114 and 1,079 participants at January 1, 2000 and January 1, 1999, respectively.

                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      The plan's benefit obligations, fair value of plan assets, and funded status of the plan at October 31, 2000 and 1999 are as follows:


                                                                     2000         1999
                                                                   --------     ---------
Change in benefit obligation:
   Benefit obligation at beginning of year                         $ 10,920     $ 11,823
   Service cost                                                         281          307
   Interest cost                                                        814          794
   Actuarial (gain) loss                                                384       (1,598)
   Benefits paid                                                       (703)        (406)
                                                                   --------     --------
   Benefit obligation at end of year                                 11,696       10,920
                                                                   --------     --------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year                     9,338        9,030
   Actual return on plan assets                                         512          (36)
   Employer contribution                                              1,420          750
   Benefits paid                                                       (703)        (406)
                                                                   --------     --------
   Fair value of plan assets at end of year                          10,567        9,338
                                                                   --------     --------

   Funded status                                                     (1,129)      (1,582)
   Unrecognized net actuarial loss                                      770          237
                                                                   --------     --------

      Net amount recognized                                        $   (359)    $ (1,345)
                                                                   ========     ========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:
   Accrued benefit liability                                       $ (1,129)    $ (1,582)
   Accumulated other comprehensive loss                                 770          237
                                                                   --------     --------

      Net amount recognized                                        $   (359)    $ (1,345)
                                                                   ========     ========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF OCTOBER 31:
   Discount rate                                                       7.50%        7.50%
   Expected return on plan assets                                      7.50%        7.00%

                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


      Components of net periodic benefit cost:

                                                THE COMPANY
                                           -----------------------
                                            YEAR ENDED OCTOBER 31,
                                            2000    1999     1998
                                            ----    ----     ----

          Service cost                     $ 281    $ 307    $ 285
          Interest cost                      814      794      715
          Expected return on plan assets    (662)    (642)    (615)
                                           -----    -----    -----
             Net periodic benefit cost     $ 433    $ 459    $ 385
                                           =====    =====    =====

      The Company's defined contribution plan covers all employees meeting certain eligibility requirements. Contributions expensed to this plan were $823, $927 and $1,117 for the years ended October 31, 2000, 1999 and 1998, respectively.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      At October 31, 2000 and 1999, the carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments.

      The fair value of the Notes is subject to periodic fluctuations due to prevailing market conditions which are impacted by interest rates and other factors beyond the control of the Company. As of October 31, 2000 and 1999, the fair value of the 11.5% Senior Notes was approximately $10,500 and $75,000, respectively, based on quoted market prices. The carrying values of the Senior Credit Facility and other debt are not materially different from the estimated fair value.

      The Company does not believe adoption of FAS-133 as amended by FAS-138 effective November 1, 2000 will have a material effect on either financial position or results of operations.

(13)        RELATED PARTY TRANSACTIONS

      Renco provides certain management services to the Company under a management agreement. Payments of $300, $1,200 and $1,200 were made annually during 2000, 1999 and 1998, respectively in accordance with this agreement. Payment of such management fees were suspended in 2000 due to the poor financial performance of the Company. As of October 31, 2000, $900 of management fees have been accrued but not paid. Management believes that the cost of management services provided by Renco approximate the cost of comparable services, which could be obtained from unaffiliated entities.

      As an inducement for the Company's lenders to enter into an amendment to the credit facility in November 1999, Renco entered into an agreement, to provide, and has provided, in certain circumstances, up to $6,000 of subordinated loans to Lodestar should certain financial covenants not be achieved. See Note 4.


                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(14)  COMMITMENTS AND CONTINGENCIES

      The Company has future minimum royalty payments, which represent advance royalty obligations; these are generally recoupable against royalty payments otherwise due based on production. The expected future royalty payments in conjunction with these commitments are as follows:

                  YEARS ENDING
                   OCTOBER 31,               AMOUNT
          ------------------------------    ---------

          2001                              $  4,693
          2002                                 4,209
          2003                                 3,970
          2004                                 2,520
          2005                                 2,547
          Thereafter                           6,698
                                            ---------
                                            $ 24,637
                                            =========

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

      As of October 31, 2000 and 1999, the Company has outstanding performance bonds of $57,070 and $81,465, respectively. Of the total outstanding bonds, $44,412 and $53,011, respectively, have been provided to government agencies that provide mining permits to maintain land reclamation bonds. The remainder of outstanding bonds provide surety for various obligations, including contractual performance and workers' compensation payments. As support for the issuers of the outstanding bonds and in conjunction with other commitments, the Company has outstanding letters of credit totaling $25,689 and $25,242 as of October 31, 2000 and 1999, respectively.

      Frontier Insurance Company ("Frontier") is the surety on certain performance bonds posted by Lodestar with various governmental agencies and third parties. Effective June 1, 2000, Frontier was no longer included in the U.S. Department of Treasury Circular 570 listing of acceptable sureties on bonds posted with federal agencies. As a result, mining permitting agencies will no longer accept the Company's bonds with Frontier as surety. As of October 31, 2000, the Company had a total of approximately $56.9 million of performance bonds on which Frontier is the surety, including $43.9 million in reclamation bonds.

      The Company's efforts to obtain an alternative surety for its bonding requirements have been unsuccessful to date, primarily due to its current financial condition. Accordingly, Lodestar is required to post cash collateral with any new reclamation bonds. To date, the Kentucky Department of Surface Mining Reclamation and Enforcement has not required replacement of the existing Frontier surety bonds, but Kentucky Administrative Regulations provide that it would do so in the event of bankruptcy or insolvency of the surety.

                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)


(15)  SIGNIFICANT CUSTOMERS

      The Company derives a significant portion of its coal sales and related revenue from two customers each of whom contribute in excess of 10% of the total. Coal sales and related revenue from these customers totaled approximately $135,000 or 58% (36% and 22%, respectively) of total coal sales and related revenue for the year ended October 31, 2000. Trade accounts receivable from these customers totaled $14,566 at October 31, 2000.

      For the year ended October 31, 1999, three customers contributed in excess of 10% of the total coal sales and related revenue totaling approximately $147,000 or 61% (28%, 18% and 15%, respectively). Trade accounts receivable from these customers totaled $18,554 at October 31, 1999.

      For the year ended October 31, 1998, two customers contributed in excess of 10% of the total coal sales and related revenue totaling approximately $118,000 or 45% (27% and 18%, respectively). Trade accounts receivable from these customers totaled $13,745 at October 31, 1998.

(16)  EXTRAORDINARY ITEMS

      The extraordinary items recorded in 1998 result from a credit associated with the buyout of certain deferred payment obligations and a charge associated with the write-off of capitalized costs. The deferred payment obligations were bought out at a discount from book value of $7,960. The charge of $1,388 represented the write-off of all unamortized costs attributable to certain indebtedness which was paid in full with the proceeds from the Notes.

(17)  ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

      Accrued expenses consist of the following at October 31, 2000 and 1999:

                                                   2000      1999
                                                 -------   -------

          Royalties                              $ 1,789   $ 2,120
          Taxes, other than income                 2,199     2,675
          Payroll and benefits                     4,365     3,515
          Workers' compensation and black lung     3,850     3,920
          Reclamation costs                        3,669     3,187
          Interest                                 7,906     7,906
          Other                                    6,561     5,358
                                                 -------   -------

                                                 $30,339   $28,681
                                                 =======   =======

                                                                     (Continued)

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            October 31, 2000 and 1999
                                 (in thousands)



      Other non-current liabilities consist of the following at October 31, 2000 and 1999:

                                                     2000      1999
                                                   --------  --------

          Reclamation costs                        $ 28,690  $ 24,574
          Workers' compensation and black lung       14,427    12,319
          Other                                       7,608    10,923
                                                   --------  ---------

                                                   $ 50,725  $ 47,816
                                                   ========  =========

(18)  SELECTED QUARTERLY DATA (UNAUDITED)

      The following is a summary of unaudited quarterly results for the years ended October 31, 2000 and 1999:

                                        THREE MONTHS ENDED 2000
                              JANUARY 31   APRIL 30   JULY 31   OCTOBER 31
                              ----------   --------   -------   ---------
                                         (DOLLARS IN THOUSANDS)
          Net sales           $ 60,353     $ 55,391   $ 60,432  $ 58,465
          Gross margin           6,798        4,190      8,504     5,624
          Net loss              (8,591)     (32,075)   (12,781)  (14,737)

                                         THREE MONTHS ENDED 1999
                              JANUARY 31   APRIL 30   JULY 31   OCTOBER 31
                              ----------   --------   -------   ---------
                                         (DOLLARS IN THOUSANDS)
          Net sales           $ 57,430     $ 47,314   $ 67,719  $ 67,587
          Gross margin           8,762        8,607     12,433     9,771
          Net loss              (5,441)      (5,705)    (5,689)  (10,137)

PART II. - ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.  - ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information regarding the directors and executive officers of the Company and the Guarantors:

NAME                             AGE                  POSITION

Ira Leon Rennert                 66   Chairman and Director of the Company,
                                      Lodestar, Eastern Resources and
                                      Industrial Fuels.
John W. Hughes                   59   President and Chief Executive Officer
                                      of the Company and Lodestar and
                                      President of Eastern Resources and
                                      Industrial Fuels.
R. Eberley Davis                 43   Vice President, General Counsel and
                                      Assistant Secretary of Lodestar and
                                      Assistant Secretary of the Company,
                                      Eastern Resources and Industrial Fuels.
Michael E. Donohue               49   Vice President and Chief Financial
                                      Officer of the Company, Lodestar,
                                      Eastern Resources and Industrial Fuels.
T. LeMichael Francisco           44   Vice President of Marketing and
                                      Business Development of Lodestar and
                                      Vice President of Industrial Fuels.
William M. Potter                48   Vice President of Operations of Lodestar

IRA LEON RENNERT has been Chairman, Chief Executive Officer, Director and principal shareholder of Renco (including predecessors) since Renco's first acquisition in 1975, Chairman and Director of the Company since its establishment in August 1996 and Chairman and Director of Lodestar, Eastern Resources and Industrial Fuels since March 1997. Mr. Rennert was Chief Executive Officer of the Company from April 1998 until January 2000. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with Lodestar, including WCI Steel, Inc., The Doe Run Resources Corporation, Renco Metals, Inc. and AM General Corporation. Since November 1, 2000, the stock of Lodestar has been owned by Iracoal, Inc. which is owned by Mr. Rennert.

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

T. LEMICHAEL FRANCISCO has been Vice President of Marketing and Business Development of Lodestar since August 1999. Mr. Francisco was Vice President - East Kentucky Operations of the Predecessor Company and Lodestar from July 1995 until August 1999 and has been Vice President of Industrial Fuels since August 1995. Since joining the Predecessor Company in June 1985, Mr. Francisco has held positions as, among others, Chief Engineer - East Kentucky and Senior Production Engineer. Mr. Francisco has over nineteen years experience in civil and mining engineering and is a registered Professional Engineer.

WILLIAM M. POTTER has
been Vice President - Operations of Lodestar since October 1999. Mr. Potter was Vice President - West Kentucky Operations of the Predecessor Company and Lodestar from July 1995 until October 1999. Mr. Potter was Mine Superintendent of Southard Coal from 1987 until it was acquired by the Predecessor Company in 1989, and Mr. Potter remained in that position at the Predecessor Company until 1990 when he became Superintendent of the Baker and Wheatcroft mines. In 1993, Mr. Potter became General Manager of certain underground operations in Western Kentucky. Mr. Potter has over twenty-three years of experience in the mining industry, as well as, a BS degree in civil engineering from the University of Kentucky.

PART III.  - ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the named executive officers by Lodestar and the Predecessor Company for services rendered in all capacities for the twelve months ended October 31, 1997, 1998, 1999, and 2000:


                                SUMMARY COMPENSATION TABLE

                                                                LTIP PAYOUTS (2)
                               FISCAL SALARY      BONUS         & PAYOUTS LONG-   ALL OTHER
            NAME AND POSITION  YEAR  (ANNUAL  COMPENSATION(1))  TERM COMPENSATION COMPENSATION(3)
           ---------------------------------------------------------------------------------
           Ira Leon Rennert    2000         -              -                 -   $  300,000
           (4)                 1999         -              -                 -    1,200,000
           Chairman and        1998         -              -                 -    1,200,000
           Director            1997         -              -                 -            -
           ---------------------------------------------------------------------------------
           John W. Hughes      2000   220,000              -                 -       10,812
           President and       1999   220,000              -                 -       11,811
           Chief Executive     1998   220,000              -          $695,455        7,816
           Officer             1997   220,000       $330,000                 -        7,176
           ---------------------------------------------------------------------------------
           Michael E. Donohue  2000   150,000              -                 -        7,950
           Vice President and  1999   150,000              -                 -        8,855
           CFO                 1998    95,250              -           150,000        5,428
                               1997   109,648              -                 -        6,934
           ---------------------------------------------------------------------------------
           R. Eberley Davis    2000   155,000              -                 -       11,152
           Vice President and  1999   155,000              -                 -        9,758
           General Counsel     1998   155,000              -           347,727        7,297
                               1997   155,000         35,000                 -        6,511
           ---------------------------------------------------------------------------------
           T. LeMichael        2000   175,000              -                 -       11,308
           Francisco           1999   148,750              -                 -        9,331
           Vice President      1998   130,000              -           347,727        6,120
                               1997   115,000              -                 -        4,543
           ---------------------------------------------------------------------------------
           William M. Potter   2000   175,000              -                 -       10,748
           Vice President      1999   127,675              -                 -       10,732
                               1998   111,500              -           347,727        3,038
                               1997   111,838            189                 -        2,937
           ---------------------------------------------------------------------------------

------------

(1) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.
(2) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation Agreement. See "Net Worth Appreciation Agreements."
(3) The amounts shown as "All Other Compensation" in the table for each named executive officer, except Mr. Rennert, represent contributions to Messrs. Hughes, Donohue, Davis, Francisco and Potter under Lodestar's 401(k) plan of $8,800, $7,500, $10,840, $10,948, and $10,208, respectively in fiscal
      2000, $8,800, $8,125, $9,300, $8,925, and $10,144, respectively in fiscal
      1999, $6,400, $4,798, $6,200, $5,200 and $2,248, respectively, in fiscal
      1998, and $6,000, $6,321, $5,600, $3,867 and $2,280 respectively, in fiscal 1997 and payments of life insurance premiums of $2,012, $450, $312, $360, and $540, respectively in fiscal 2000, $3,011, $730, $458, $406, and
      $588, respectively in fiscal 1999, $1,416, $630, $1,097, $920 and $790, respectively, in fiscal 1998, and $1,176, $613, $911, $676 and $657, respectively, in fiscal 1997.
(4) Mr. Rennert receives no compensation directly from Lodestar. He is Chairman of the Board and, through trusts established for himself and his family, is the sole stockholder of Renco, which receives a management fee from Lodestar pursuant to the Management Consulting Agreement. The amount shown as all other compensation to Mr. Rennert are the management fees paid by Lodestar to Renco for fiscal 2000 through 1998. The management consultant fee was waived for March 15, 1997 to October 31, 1998. Beginning February through October 31, 2000, $900,000 of management fees had been accrued by Lodestar but were unpaid.

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

The base date for each of the named executive officers under their respective net worth appreciation agreement is March 14, 1997, the date of the Acquisition. Mr. Hughes has a net worth percentage of 2.5% that vests as to 1.5% on April 30, 2000 and 0.5% on each of April 30, 2001 and 2002, PROVIDED that in each case Mr. Hughes remains in the employ of Lodestar until the applicable vesting date. Messrs. Davis, Francisco, Potter and Donohue each has a net worth percentage of 1.25% that vests as to 0.75% on April 30, 2000 and 0.25% on each of April 30, 2001 and 2002, PROVIDED that in each case Messrs. Davis, Francisco, Potter and Donohue each remains in the employ of Lodestar until the applicable vesting date. As of October 31, 2000, the cumulative vested value of the net worth appreciation agreements for each of the named executive officers was zero.

The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of Lodestar, the active participants will be entitled to receive an amount equal to a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. Upon consummation of the offering of the Notes, approximately $2.8 million was paid to certain employees of Lodestar, including each named executive officer, pursuant to the net worth appreciation agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company had no compensation committee during fiscal 1998, 1999 or 2000. Mr. Rennert is the sole member of the Board of Directors. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert on behalf of its sole stockholder.

EMPLOYMENT AGREEMENTS

The named executive officers are parties to employment agreements with Lodestar, expiring April 1, 2002, automatically renewable thereafter for additional one year terms. These employment agreements provide for the following:

                                          BASE
                         NAME        ANNUAL SALARY    ANNUAL BONUS
          --------------------------------------------------------
          John W. Hughes                $ 220,000        $ 75,000

          R. Eberley Davis                155,000          25,000

          T. LeMichael Francisco          175,000          25,000

          William M. Potter               175,000          25,000

          Michael E. Donohue              150,000          35,000


------------

Each employee's receipt of his annual bonus is subject to (a) his achieving performance objectives established by Lodestar, (b) being in the active employ of Lodestar at the close of the fiscal year, and (c) Lodestar's financial statement for such fiscal year, as prepared by its independent public accountants, showing a positive net income. No bonuses are payable for fiscal 2000. Messrs. Davis and Donohue each will receive a one-time bonus of $50,000, payable at the earlier of (a) the end of fiscal 2001 or (b) the completion of the negotiation of a restructuring of the Notes.

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

                                                      BENEFICIAL OWNERSHIP
NAME OF BENEFICIAL OWNERS                           SHARES OF COMMON  PERCENT
                                                               STOCK
-------------------------------------------------------------------------------
Iracoal, Inc.  (1)                                       1,000         100.0%
Ira Leon Rennert(1)(2)                                   1,000         100.0%
John W. Hughes                                             -             -
Michael E. Donohue                                         -             -
R. Eberley Davis                                           -             -
T. LeMichael Francisco                                     -             -
William M. Potter                                          -             -
All directors and executive officers as a group          1,000         100.0%
(16 persons)


-----------

(1) The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, 42nd Floor, New York, New York 10112.
(2) Mr. Rennert is deemed to beneficially own the Common Stock of the Company owned by Iracoal due to his ownership of all the outstanding Common Stock of Iracoal.

By virtue of Iracoal ownership of all the outstanding shares of Common Stock, and Mr. Rennert's ownership of all of the stock of Iracoal, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of Common Stock, including the election of the Board of Directors.

PART III.  - ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under a Management Consulting Agreement, effective March 14, 1997, as amended (the "management Consultant Agreement"), between Renco and Lodestar, Lodestar pays annual fees of $1.2 million to Renco. The Management Consultant Agreement provides that Lodestar shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2005, and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. For the period March 15, 1997 to October 31, 1998, Lodestar's management fees were waived by Renco. Lodestar believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which Lodestar could obtain such services from unaffiliated entities.

Effective with the beginning of fiscal 2000, Renco, formerly a C corporation, elected to be treated as an S corporation for federal income tax purposes, pursuant to a change in the federal income tax laws allowing corporation with subsidiaries to elect such status. In connection with that election, Renco is permitted to designate its wholly-owned subsidiaries as qualified Subchapter S subsidiaries, and the Company has been so designated. Because of this designation, substantially all of the Company's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for income taxes will be included in the Company's statements of income for periods beginning after October 31, 1999 through October 30, 2000. The Company will continue to provide for state and local income taxes for those taxing jurisdictions which do not recognize qualified Subchapter S subsidiary status, although management believes such state and local taxes will not be material to the Company. However, under the "built in gains" provision of the tax law, certain federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the Subchapter S subsidiary designation if the associated assets are disposed of within the ten-year post-designation period.

Subsequent to the close of business on October 31, 2000, 100% of the outstanding stock of the Company was sold by Renco to a newly formed corporation Iracoal, Inc. thereby re-establishing the Company as a C corporation effective November 1, 2000.

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company and Lodestar, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of Lodestar's insurance coverage obtained under the Renco programs are property and business interruption. The premiums for property and business interruption are allocated by Renco substantially as indicated in the underlying policies. Renco also purchases and administers certain insurance policies exclusively for Lodestar, including general and product liability, automobile liability, casualty umbrella, workers' compensation (excluding the Kentucky self-insured program), marine liability, fiduciary and fidelity. The cost of such insurance, without markup, is reimbursed by Lodestar as incurred. The total insurance cost under the Renco insurance programs incurred in fiscal 2000 by Lodestar was approximately $2.2 million. Lodestar believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

As an inducement for the Company's lenders to enter into an amendment to the credit facility in November 1999, Renco entered into an agreement, with the Company's lenders to provide in certain circumstances subordinated loans of up to $6.0 million to the Company should the Company fail to maintain certain financial covenants as discussed in Note 4 of the consolidated financial statements.

PART IV. - ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents Filed as a Part of This Report.


1.    Consolidated Financial Statements

      The consolidated financial statements listed below together with the report thereon of the independent auditors dated January 29, 2001, are included in this report for Item 8. And is incorporated by reference herein.

      Consolidated Balance Sheets as of October 31, 2000 and 1999

      Consolidated Statements of Operations and Comprehensive Gain (Loss) for the years ended October 31, 2000 and 1999, the period from March 15, 1997 to October 31, 1998, and the Predecessor's period from January 1, 1997 to March 14, 1997

      Consolidated Statements of Stockholder's Equity (Deficit) for the years ended October 31, 2000 and 1999, the period from March 15, 1997 to October 31, 1998, and the Predecessor's period January 1, 1997 to March 14, 1997

      Consolidated Statements of Cash Flows for the years ended October 31, 2000 and 1999, the period from March 15, 1997 to October 31, 1998, and the Predecessor's period from January 1, 1997 to March 14, 1997

      Notes to Consolidated Financial Statements


2.    Financial Statement Schedule

      Independent Auditors' Report on Financial Statement Schedule.

      Schedule II - Valuation and Qualifying Accounts.


3.    Exhibits Required to be Filed by Item 601 of Regulation S-K.

      The information called for by this paragraph is contained in the Exhibit Index of this report which is incorporated herein by reference.


(b)   Reports on Form 8-K.

      Current Report on Form 8-K, filed on November 15, 2000, disclosing matters pursuant to Item 5 of Form 8-K.

      Current Report on Form 8-K, filed on December 5, 2000, disclosing matters pursuant to Item 5 of Form 8-K.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Lodestar Holdings, Inc.:



Under date of January 12, 2001, we reported on the consolidated balance sheets of Lodestar Holdings, Inc. and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Lodestar Holdings, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations, negative cash flows, net capital deficiency and negative working capital raise substantial doubt about the entity's ability to continue as a going concern. This financial statement schedule included in the registration statement does not include any adjustments that might result from the outcome of this uncertainty.




\s\ KPMG, LLP
KPMG, LLP
Louisville, Kentucky
January 12, 2001

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                             LODESTAR HOLDINGS, INC.

                        Valuation and Qualifying Accounts

                 Periods ended October 31, 2000, 1999, and 1998

                             (DOLLARS IN THOUSANDS)



                                                                        BALANCE   ADDITIONS    DEDUCTIONS   BALANCE
                                                                           AT     CHARGED TO   WRITE-OFFS      AT
                                                                       BEGINNING  COSTS AND      AGAINST      END
                                                                       OF PERIOD   EXPENSES    ALLOWANCE    OF PERIOD
                                                                       ---------  ---------    ---------    ---------
Twelve Months ended October 31, 2000: Applied against asset accounts:
      Allowance for inventory
         obsolescence                                                   $1,404     $  887        $    7       $2,284
      Allowance for unrecoupable advance
         royalties                                                       3,647      2,182         1,307        4,522

Twelve Months ended October 31, 1999: Applied against asset accounts:
      Allowance for inventory
         obsolescence                                                   $1,662     $  120        $  378       $1,404
      Allowance for unrecoupable advance
         royalties                                                       2,423      1,598           374        3,647

TWELVE MONTHS ENDED OCTOBER 31, 1998: Applied against asset accounts:
      Allowance for inventory
         obsolescence                                                   $2,710     $  395        $1,443       $1,662
      Allowance for unrecoupable advance
         royalties                                                       2,750        684         1,011        2,423

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January 2001.


                             LODESTAR ENERGY, INC.

                             By: /s/ John W. Hughes
                                -------------------------------------------
                                 John W. Hughes
                                 President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of January 2001.

      Signature               Title

/s/ Ira Leon Rennert
------------------------------
     Ira Leon Rennert               Chairman of the Board and Director


/s/ John W. Hughe
-----------------------------
     John W. Hughes                 President and Chief Executive Officer
                                    (principal executive officer)


/s/ John W. Hughes (In the Absence Of)
--------------------------------------
     Michael E. Donohue             Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

/s/ Marilyn Adamson
-----------------------------
     Marilyn Adamson                Controller


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

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                                    DESCRIPTION

3.1   Certificate of Incorporation of Lodestar Holdings, Inc. (1)
3.2   Bylaws of Lodestar Holdings, Inc. (1)
3.3   Certificate of Incorporation of Lodestar Energy, Inc. (1)
3.4   Bylaws of Lodestar Energy, Inc. (1)
3.5   Certificate of Incorporation of Eastern Resources, Inc. (1)
3.6   Bylaws of Eastern Resources, Inc. (1)
3.7   Certificate of Incorporation of Industrial Fuels Minerals Company.  (1)
3.8   Bylaws of Industrial Fuels Minerals Company.  (1)
4.1 Indenture, dated as of May 15, 1998, by and among the Registrants and State Street Bank and Trust Company, as trustee, relating to the 11 1/2% Senior Notes due 2005, Series A and 11 1/2% Senior Notes due 2005, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (1)
4.2 Purchase Agreement, dated May 12, 1998, among the Registrants, Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex. Brown Incorporated, relating to the 111/2% Senior Notes due 2005. (1)
4.3 Registration Rights Agreement, dated as of May 15, 1998, by and among the Registrants and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the 111/2% Senior Notes due 2005. (1)
4.4     Form Letter o f Transmittal. (1)
10.1.1  Employment Agreement, dated as of April 1, 1997, between Costain
        Coal Inc. and John W. Hughes. (1)
10.1.2 Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc. and Eugene C. Holdaway. (1)
10.1.3 Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc. and R. Eberley Davis. (1)
10.1.4 Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc. and Mike Francisco. (1)
10.1.5 Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc. and William M. Potter. (1)
10.1.6 Employment Agreement, dated as of April 1, 1997, between Costain Coal Inc. and Michael E. Donohue. (1)
10.2.1 Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc. and John W. Hughes. (1)
10.2.2 Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc. and Eugene C. Holdaway. (1)
10.2.3 Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc. and R. Eberley Davis. (1)
10.2.4 Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc. and Mike Francisco. (1)
10.2.5 Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc. and William M. Potter. (1)
10.2.6 Net Worth Appreciation Agreement, dated as of May 14, 1998, between Lodestar Energy, Inc. and Michael E. Donohue. (1)
10.2.7 Form of Amended and Restated Net Worth Appreciation Agreement, dated January 15, 1999. (6)
10.3 Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc. Lodestar Holdings, Inc., Congress Financial Corporation and the CIT Group/Business Credit, Inc. (1)
10.4.1 Contract for Purchase and Sale of Coal, dated September 20, 1996, between Tennessee Valley Authority and Costain Coal Inc., as amended and supplemented (3.7 lbs. of sulfur dioxide per million Btu). (1)
10.4.2 Contract for Purchase and Sale of Coal per Purchase Order No. 97PO1-198918, dated September 20, 1996, between Tennessee Valley Authority and Costain Coal Inc., as amended and supplemented. (1)
10.5.1 Coal Purchase Agreement, dated as of August 4, 1992, between Costain Coal Inc. and Indiantown Cogeneration, L.P., as amended and supplemented. (1)
10.5.2 Fuel Supply and Waste Disposal Services Agreement, dated as of April 21, 1989, between AES Cedar Bay, Inc. and Costain Coal Inc., as amended and supplemented. (1)
10.6 Management Consulting Agreement dated March 14, 1997, between Costain Coal Inc. and The Renco Group, Inc. (1)

EXHIBIT
   NO.                                    DESCRIPTION

10.7 Amendment No. 1, dated as of October 22, 1998, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions names therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (2)
10.8 Amendment No. 2, dated as of December 4, 1998, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (2)
10.9 Amendment No. 3, dated as of January 15, 1999, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (2)
10.10 Amendment No. 4, dated as of April 30, 1999, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (2)
10.11 Amendment No. 5, dated July 16, 1999, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (3)
10.12 Amendment No. 6, dated November 15, 1999, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (6)
10.13 Amendment No. 7 dated March 10, 2000, to Amended and Restated Loan and Security Agreement, dated May 15, 1998, by and among Lodestar Energy, Inc., as Borrower, Lodestar Holdings, Inc., as Guarantor, the financial institutions named therein as lenders, Congress Financial Corporation, as Agent, and the CIT/Business Credit, Inc., as Co-Agent. (4)
10.14 Subordination Agreement, dated November 15, 1999, among Congress Financial Corporation, The CIT Group/Business Credit, Inc. and The Renco Group, Inc.
      (5)
10.15 Subordinated Loan Letter, dated November 15, 1999, among Lodestar Energy, Inc., Congress Financial Corporation, and The CIT Group/Business Credit, Inc. (5)
10.15.1 Amendment No. 1 to Subordinated Loan Letter, dated March 10, 2000, among Lodestar Energy, Inc., Congress Financial Corporation, and The CIT
       Group/Business Credit, Inc. (5)
10.16 Cash Collateral Pledge Agreement, dated March 10, 2000, between The Renco Group, Inc. and Congress Financial Corporation. (5)
10.16.1 Amendment No. 1 to Cash Collateral Pledge Agreement, dated August 1, 2000, between The Renco Group, Inc. and Congress Financial Corporation.
        (5)
21    List of Subsidiaries of Registrant. (1)
27    Financial Data Schedule

-----------
(1) Incorporated by reference to the same numbered exhibits filed with the Company's Registration Statement on Form S-4, as amended (File No. 333-59037) originally filed with the Commission on July 14, 1998.
(2) Incorporated by reference to the Company's Form 10-Q for its quarterly period ended April 30, 1999.
(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 1999.
(4) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended January 31, 2000.
(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended July 31, 2000.
(6) Incorporated by reference to the Company's 10-K for the period ended October 31, 1999.