Form 10-Q
period 2001-01-31
LODESTAR HOLDINGS INC
filed 2001-03-19
CIK 1065493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to          .
                                     --------    ---------


                        COMMISSION FILE NUMBER 333-59037

                             LODESTAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 13-3903875
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

  30 ROCKEFELLER PLAZA, SUITE 4225
        NEW YORK, NEW YORK                             10112
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

                                [ ] YES [ X ] NO

Number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2001:

COMMON STOCK, $1.00 PAR VALUE                                   1000 SHARES

                                TABLE OF CONTENTS



                                                                        PAGE NO.
TABLE OF CONTENTS                                                          1

PART I.  FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS                                        2

      Consolidated Balance Sheets as of
      January 31, 2001 and October 31, 2000                                2

      Consolidated Statements of Operations for the Three Months Ended
      January 31, 2001 and January 31, 2000                                3

      Consolidated Statements of Cash Flows for the
      Three Months Ended January 31, 2001 and January 31, 2000             4

      Notes to Consolidated Financial Statements                           5

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         7


      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 14


PART II.  OTHER INFORMATION


      ITEM 1 - LEGAL PROCEEDINGS                                          15

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                            16

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           17


SIGNATURE                                                                 18

PART I. - ITEM 1 FINANCIAL STATEMENTS

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                     January 31, 2001       October 31, 2000
                                                                                        (unaudited)             (audited)
                                                                                     ----------------       ----------------
                           ASSETS
Current assets:
     Cash                                                                            $          2,383       $         2,639
     Accounts receivable                                                                       33,165                28,970
     Inventories                                                                                6,981                13,418
     Prepaid expenses and other                                                                 2,844                 2,700
                                                                                     ----------------       ----------------
                    Total current assets                                                       45,373                47,727

Property, plant and equipment, net                                                             88,081                91,928
Coal and ash disposal contracts in excess of market, net of accumulated
   amortization of $10,579 and $9,980, respectively                                            31,230                31,829
Other assets                                                                                    9,109                 8,029
                                                                                     ----------------       ----------------

                                                                                     $        173,793       $        179,513
                                                                                     ================       ================
            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current installments of long-term obligations                                   $        184,456       $       186,861
     Accounts payable                                                                          32,141                35,155
     Accrued expenses                                                                          34,131                30,339
                                                                                     ----------------       ----------------
                    Total current liabilities                                                 250,728               252,355

Long-term obligations, excluding current installments                                           5,682                 5,786
Other non-current liabilities                                                                  50,498                50,725
                                                                                     ----------------       ----------------
                    Total liabilities                                                         306,908               308,866
                                                                                     ----------------       ----------------

Stockholder's  deficit:
     Common stock, $1.00 par value.  Authorized, issued and outstanding 11000 shares                1                     1
     Additional paid-in capital                                                                 5,000                 5,000
     Accumulated deficit                                                                     (137,346)             (133,584)
     Accumulated other comprehensive loss - minimum pension liability adjusttment                (770)                 (770)
                                                                                     ----------------       ----------------
                    Total stockholder's deficit                                              (133,115)             (129,353)

Commitments and contingencies
                                                                                     ----------------       ----------------

                                                                                     $        173,793       $        179,513
                                                                                     ================       ================


          See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                 (in thousands)


                                                                THREE MONTHS ENDED
                                                      ---------------------------------------
                                                      January 31, 2001       January 31, 2000
                                                        (unaudited)             (unaudited)
                                                      ----------------       ----------------
 Coal sales and related revenue                        $        63,674        $        60,353

 Operating costs:
      Cost of revenues                                          54,334                 53,555
      Depreciation, depletion and amortization                   5,287                  7,280
      General and administrative                                 2,291                  2,532
                                                      ----------------       ----------------
                                                                61,912                 63,367
                                                      ----------------       ----------------

                  Operating profit (loss)                        1,762                 (3,014)

 Interest expense, net                                          (5,524)                (5,577)
                                                      ----------------       ----------------
                   Loss before income taxes                     (3,762)                (8,591)

 Income taxes                                                        -                      -
                                                      ----------------       ----------------
                   Net Loss                           $         (3,762)      $         (8,591)
                                                      ================       ================





See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                        THREE MONTHS ENDED
                                                                                              -----------------------------------
                                                                                              January 31, 2001   January 31, 2000
                                                                                                (unaudited)         (unaudited)
                                                                                              ----------------   ----------------
Net cash provided by (used in) operating activities:
   Net loss                                                                                    $        (3,762)   $       (8,591)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization                                                          5,287             7,280
      Loss on sale/disposal of property plant and equipment                                                  3                37
      Amortization of deferred financing fees                                                                -               299
      Imputed interest                                                                                     132               182

   Changes in operating assets and liabilities:
      Accounts receivable                                                                               (4,195)            5,627
      Inventories                                                                                        6,437              (505)
      Prepaid expenses and other current assets                                                           (159)           (1,502)
      Other assets                                                                                        (919)              (83)
      Accounts payable                                                                                  (3,014)            9,065
      Accrued expenses                                                                                   3,792            (4,555)
      Other non-current liabilities                                                                       (248)           (1,213)
                                                                                              ----------------   ----------------
          Net cash provided by operating activities                                                      3,354             6,041
                                                                                              ----------------   ----------------

Cash flows from investing activities:
   Payment for acquisitions                                                                                  -            (4,900)
   Capital expenditures                                                                                 (1,015)           (7,456)
   Proceeds from sales of property, plant and equipment                                                     25                 -
                                                                                              ----------------   ----------------
          Net cash used in investing activities                                                           (990)          (12,356)
                                                                                              ----------------   ----------------

Cash flows from financing activities:
   Proceeds from supplemental loan                                                                           -             6,700
   Net reduction in revolving credit facility                                                           (2,262)             (565)
   Principal payments on long-term obligations                                                            (358)             (293)
                                                                                              ----------------   ----------------
          Net cash provided by (used in) financing activities                                           (2,620)            5,842
                                                                                              ----------------   ----------------

Net decrease in cash                                                                                      (256)             (473)
Cash at beginning of period                                                                              2,639             3,454
                                                                                              ----------------   ----------------
Cash at end of period                                                                          $         2,383    $        2,981
                                                                                              ================   ================
Supplemental cash flow disclosures:
   Interest paid                                                                               $         1,080    $        9,396
                                                                                              ================   ================
   Debt incurred through acquisition of property, plant and equipment                          $          -       $          600
                                                                                              ================   ================
   Other liabilities assumed through acquisition of property, plant and equipment              $          -       $        3,100
                                                                                              ================   ================



See accompanying notes to consolidated financial statements.

                    LODESTAR HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months ended January 31, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

(1)   BUSINESS AND LIQUIDITY

      Lodestar Holdings, Inc. (formerly named Rencoal, Inc.) purchased all of the outstanding shares of capital stock of Costain Coal, Inc. from Costain America, Inc., effective March 14, 1997 (the "Acquisition"). After the Acquisition, Costain Coal, Inc. was renamed Lodestar Energy, Inc.

      Lodestar Holdings, Inc. including its subsidiaries, Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company, the "Company" was a wholly-owned subsidiary of The Renco Group, Inc., ("Renco") until October 31, 2000. Subsequent to the close of business on October 31, 2000, the outstanding stock of Lodestar Holdings, Inc. was sold by Renco to a newly formed corporation, Iracoal, Inc. ("Iracoal"), which is owned by the majority owner of Renco.

      On May 15, 1998, the Company sold and issued $150.0 million of 11.5% Senior Notes due 2005 (the "Notes"). The Company's principal operations consist of surface and underground coal mining operations in Kentucky and underground coal mining operations in Utah and Colorado. Coal shipments are made to a wide variety of utilities throughout the United States. The Company has suffered recurring losses since it commenced operations, and had negative cash flows, net capital deficiency and negative working capital during the three months ended January 31, 2001, and fiscal years 2000, 1999, and 1998. The Company's losses are the result of generally unfavorable factors affecting the coal industry in the Eastern United States as well as operational problems. In 1999, the Company began a concentrated effort to upgrade its low-sulfur reserve base in order to address one of its primary operational problems. During this effort, the Company has entered into acquisitions in which the Company expended $15,284 in cash, assumed $7,851 in debt payments and assumed short and long-term obligations of $14,249 in an effort to improve its low-sulfur reserve base. The return on these invested funds has not materialized as expected due to adverse market conditions, significant increases in fuel and transportation costs, and unanticipated operational problems affecting the underground operations in Utah.

      The Company has substantial leverage and significant debt service obligations. As of January 31, 2001, the Company had outstanding indebtedness, excluding accrued interest on the Notes, of $190.1 million. The significant leverage of the Company combined with the accumulated losses and the lack of liquidity has resulted in significant ongoing problems in all areas of the Company's business.

      As a result of these liquidity issues, the Company did not make its scheduled November 15, 2000 interest payment on the Notes (See Note 3) resulting in an event of default which remains unremedied. The unpaid interest on the Notes, which is included as accrued expenses on the accompanying balance sheets totals $12.2 million as of January 31, 2001. The Company is attempting to negotiate a restructuring of the Notes with the noteholders. The Company's continued financial viability is dependent upon the implementation of a successful restructuring and the Company's ability to sustain operations until such a restructuring can be completed. In order to improve the liquidity of the Company, management is investigating the sale of certain of the Company's assets and is exploring possible sources of additional capital. A solution is dependent upon remediation of the defaults under the Notes and the Senior Credit Facility which expires May 15, 2001 and which the lenders have advised will be cancelled upon expiration (See Note 2) and access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity pending a successful restructuring. There can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Notes due in 2005, to fund its other liquidity needs or obtain surety for its bonding requirements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)   SENIOR CREDIT FACILITY

      The Company's Senior Credit Facility expires May 15, 2001. On March 13, 2001, the Company was notified by its lenders that the Senior Credit Facility would be cancelled upon its expiration, so that the amounts payable thereunder will then become due immediately. In the interim, the Company will attempt to negotiate a mutually acceptable on-going credit facility with the lenders.

      The Senior Credit Facility limits on aggregate borrowings and letters of credit are $90,000 and $30,000, respectively. Availability under the facility is based upon inventory and accounts receivable levels with respect to borrowings, and the appraised value of property, plant, and equipment with respect to letters of credit. Renco has provided a total of $6.0 million of cash collateral to the lenders. The lenders, in turn, provided additional availability to the Company equal to the $6.0 million of cash collateral. As of January 31, 2001 and October 31, 2000, the Senior Credit Facility debt was $33,376 and $35,638, respectively, and letters of credit outstanding under this facility were $27,239 and $25,689, respectively. The Senior Credit Facility is secured by substantially all of the assets of Lodestar Energy, Inc.

      In conjunction with an amendment to its Senior Credit Facility during November of 1999, the Company became subject to, among other things, minimum monthly earnings tests during the remaining life of the facility. The Company has failed to meet such tests for each month since January 31, 2000. The lenders waived the Company's non-compliance for the periods ended January 31, 2000 and February 29, 2000. As of March 31, 2000 and continuing through March 19, 2001, unremedied events of default exist under the covenants of the Company's Senior Credit Facility. To date the lenders have continued to fund. As a result of the Company's default status, amounts outstanding under the Senior Credit Facility have been classified as current liabilities as of January 31, 2001.

(3)   SENIOR NOTES

      The Senior Notes are general unsecured obligations of Lodestar Holdings, Inc. and are guaranteed by Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company. Interest on the Notes is payable semi-annually on May 15th and November 15th.

      The Company did not make its scheduled November 15, 2000 interest payment on the Notes resulting in an event of default which remains unremedied as of March 19, 2001. The Company is attempting to negotiate a restructuring of the Notes with the noteholders in order to remedy the default situation. However, since there can be no assurance that this situation will be resolved, amounts outstanding under the Notes totaling $150.0 million have been classified as current liabilities as of January 31, 2001.

(4)   INVENTORIES

      Inventories consist of the following:

                                             JANUARY 31,    OCTOBER 31,
                                               2001           2000
                                             ----------     -----------
Coal                                           $  4,364      $   10,568
Materials and supplies                            2,617           2,850
                                             ----------     -----------
                                               $  6,981      $   13,418
                                             ==========     ===========

(5)   INCOME TAXES

      Effective November 1, 2000, the Company's taxable transactions are to be accounted for as a C Corporation. There was no income tax expense for the three months ended January 31, 2001. No income tax expense or benefit was applicable during the three months ended January 31, 2000 due to the Company's Subchapter S status. No benefit has been recorded for the net operating loss carry forwards available as of the balance sheet dates.

PART I. - ITEM 2


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Lodestar Holdings, Inc. is a holding company whose wholly-owned direct and indirect subsidiaries are Lodestar Energy, Inc., Eastern Resources, Inc. and Industrial Fuels Minerals Company (the "Company"). The Company was formed in August 1996 to acquire all of the capital stock of Costain Coal Inc. from Costain America Inc. (the "Acquisition"). The Acquisition, which was effective March 14, 1997, was accounted for using the purchase method of accounting. After the Acquisition, Costain Coal Inc. was renamed Lodestar Energy, Inc. ("Lodestar"). On May 15, 1998, the Company sold and issued (the "Notes Offering") $150.0 million of 11.5% Senior Notes due 2005 (the "Notes"). The Company's subsidiaries have guaranteed the Notes. On October 31, 2000, Renco sold all of the outstanding stock of the Company to a newly formed corporation, Iracoal, Inc. ("Iracoal"), which is owned by the majority owner of Renco. Lodestar Holdings, Inc. has no operations or assets separate from its investment in its subsidiaries. Accordingly, separate financial information of the subsidiaries is not considered necessary to include, as in management's opinion, it would not be material to investors.

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

DEFAULTS ON INDEBTEDNESS

The Company did not make the semi-annual interest payment on the Notes, due November 15, 2000, in the amount of $8.6 million, resulting in an event of default on the Notes which remains unremedied as of the date of this report. The Company is attempting to negotiate a restructuring of the Notes with the noteholders. The Company is also in default under its Senior Credit Facility which expires May 15, 2001. On March 13, 2001, the Company was notified by its lenders that the Senior Credit Facility would be cancelled upon its expiration. In the interim, the Company will attempt to negotiate a mutually acceptable on-going credit facility with the lenders. See Notes 1, 2, and 3 of Notes to Consolidated Financial Statements herein. The Company's continued financial viability is dependent upon the implementation of a successful restructuring and the Company's ability to sustain operations until such a restructuring can be completed. In order to improve the liquidity of the Company, management is investigating the sale of certain of the Company's assets and is exploring possible sources of additional capital. There can be no assurance that the Company has either the resources required or the availability of third party participation to resolve the Company's current liquidity problems in a manner which allows it to sustain its operations. Furthermore, any solution that could be achieved is dependent upon remediation or waiver of the defaults under the Notes and the Senior Credit Facility and access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity until the restructuring can be completed. Pending the implementation of potential corrective measures as previously described, there can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available from any source in an amount sufficient to enable the Company to service its indebtedness, including the Notes due 2005, or to fund its other liquidity needs. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BONDING DIFFICULTIES

Frontier Insurance Company ("Frontier") is the surety on performance bonds in the total amount of approximately $54.0 million as of January 31, 2001, posted by Lodestar with various governmental agencies and third parties. Frontier's credit rating was downgraded by A.M. Best to C++ in April, 2000. Also, effective June 1, 2000, Frontier is no longer an acceptable surety on bonds posted with federal agencies.

On May 8, 2000, Lodestar received notice from the Kentucky Natural Resources and Environmental Protection Cabinet ("DNR") that it was not accepting bonds prospectively with Frontier as surety. As part of its reclamation activities, Lodestar had approximately $32.3 million of Frontier performance bonds outstanding in favor of the DNR as of January 31, 2001. Although the DNR has not required replacement of existing reclamation bonds, Kentucky Administrative Regulations provide that DNR would do so in the event of bankruptcy or insolvency of the surety, and that coal extraction and processing operations would be suspended if such replacement was not accomplished within ninety days. Alternatives for replacing these bonds, if required, as well as for providing reclamation bonds to DNR prospectively, include posting (i) performance bonds with adequate surety or (ii) collateral bonds with cash deposits, certificates of deposit, or letters of credit. If replacement of reclamation bonds was required and could not be accomplished, Lodestar could be required to suspend coal extraction and processing activities on the affected mining permits.

Besides the aforementioned notice from the Kentucky DNR, Lodestar has received notifications from various state and federal government agencies demanding replacement of approximately $12.2 million of Frontier bonds, within various time frames. As of January 31, 2001, Lodestar has replaced approximately $0.4 million of those bonds with cash bonds. On February 9, 2001, the DNR Division of Waste ("DOW") issued a Notice of Violation ("NOV") citing Lodestar's failure to replace Frontier bonds in the approximate amount of $3.4 million securing closure liability with respect to Lodestar's ash fill facility in Eastern Kentucky. DOW had notified Lodestar, by letter dated June 28, 2000, that the Frontier bonds no longer met statutory and regulatory requirements. The NOV established a March 30, 2001 deadline for submittal of replacement financial assurance, in order to avoid further enforcement action. Lodestar intends to contest the enforcement action. Failure to resolve these demands could have a negative impact in numerous aspects of Lodestar's operations, including its mining operations in Utah and in Kentucky.

Lodestar management is actively seeking an alternative surety for its bonding requirements, but to date has been unsuccessful, primarily because of its current financial condition. There is no assurance that Lodestar will be able to make alternative surety arrangements, nor is there assurance that Lodestar has enough liquidity to provide for the future bonding requirements which will be necessary in its ordinary course of business. Failure to satisfactorily meet Lodestar's bonding requirements could have a material adverse effect on the Company.

Frontier also was the surety on performance bonds in the total amount of $16.8 million posted by Lodestar in favor of the Kentucky Department of Workers Claims (the "DWC") relating to Lodestar's self-insured, workers' compensation liability in Kentucky. On July 10, 2000, DWC released those bonds in exchange for Lodestar providing the DWC with a letter of credit in the amount of $12.8 million to secure Lodestar's self-insured obligations. Effective September 20, 2000, Lodestar obtained commercial workers' compensation insurance for the period through September 19, 2001 for its Kentucky operations which requires letters of credit approximating $1.7 million. Further, effective January 1, 2001, Lodestar obtained commercial workers' compensation insurance for the period through September 19, 2001 for its Utah operations. The cost of such coverage has not materially increased Lodestar's cost during the coverage period.

WORKERS' COMPENSATION AND BLACK LUNG EXPENSE

The cost of workers' compensation and black lung expense is based on the results of annual independent actuarial studies which consider the Company's historical claims experience and actuarial studies of workers' compensation and black lung claims incurred and reported and incurred but not reported. The U.S. Department of Labor has issued revised regulations that could alter the claims process for black lung benefit recipients, potentially resulting in a higher incidence of approval of black lung claims. Currently, the new regulations have been temporarily enjoined from taking effect pending resolution of a lawsuit by the National Mining Association and other parties intended to permanently set them aside. That lawsuit is unlikely to be resolved until June 2001 at the earliest. Regulations which cause an increase in the approval of black lung or traumatic claims could have a material adverse effect on the Company's financial position. As the impact of these Federal regulation changes and proposed state regulations changes, if any, on the Company's financial position cannot be determined at this time, no additional adjustment to the reserve has been recorded as of January 31, 2001.

MARKET

Certain recent factors which include increased electrical generation, increased natural gas prices, stagnant nuclear plant development, limited hydro capacity, and extreme winter conditions have generated a stronger coal market during the three months ended January 31, 2001, which has resulted in rising quoted and spot coal prices for the Illinois Basin, Central Appalachian and Rocky Mountain coal reserves. Additionally, market prices for Central Appalachian coal have risen sharply during the three months ending January 31, 2001 primarily as a result of tight supply, due among other factors, to uncertainty from a pending federal appeals court's current review of a controversial mountaintop removal mining decision. Despite this improved trend, Lodestar received only minor pricing benefits in the first quarter since most of its production had been committed prior to the improvement in market conditions. The continuation of these trends throughout fiscal 2001 could be significant since approximately 40% of the Company's projected 2001 sales will be dependent on market pricing.

OPERATIONAL ACTIVITY

During August 2000, primarily due to geologic conditions, management determined that efforts to improve the operating results of the White Oak mine in Utah had been unsuccessful and the decision was made to close this mine when retreat mining is exhausted, which is expected to occur during the second quarter of fiscal 2001. The White Oak mine contributed 173,000 sold tons, or 6.5%, of the total sold tonnage and $2.7 million, or 4.2%, of total coal sales and related revenue during the three months ended January 31, 2001.

RESULTS OF OPERATIONS:

                                                               THREE MONTHS ENDED JANUARY 31,
                                                                  2001              2000
                                                            ---------------    ----------------
                                                            (IN THOUSANDS, EXCEPT PER TON DATA)

OPERATIONS AND OTHER DATA:
Coal sales and related revenue                               $       63,674     $       60,353
Cost of revenues                                                     54,334             53,555
Depreciation, depletion and amortization                              5,287              7,280
General and administrative                                            2,291              2,532
                                                            ---------------    ----------------
Operating profit (loss)                                               1,762             (3,014)
Interest expense, net                                                 5,524              5,577
                                                            ---------------    ----------------
Net loss                                                     $       (3,762)    $       (8,591)
                                                            ===============    ================

EBITDA (1)                                                   $        7,049     $        4,266

OTHER FINANCIAL DATA:
Net cash provided by operating activities                    $        3,354     $        6,041
Net cash used in investing activities                        $         (990)    $      (12,356)
Net cash provided by (used in) financing activities                  (2,620)    $        5,842
Capital expenditures (2)                                     $        1,015     $       12,356

OTHER OPERATING DATA:
Tons of coal shipped                                                  2,671              2,472

Coal sales and related revenue per ton shipped               $        23.84     $        24.41
Cost of coal sales and related revenues per ton shipped      $        20.34     $        21.66

Coal sales revenue per ton shipped                           $        23.33     $        23.86
Cost of coal sales revenues per ton shipped                  $        20.18     $        21.49

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

(2) Capital expenditures for the three months ended January 31, 2000 include $4.9 million in cash payments for acquisitions.

PRODUCTION AND REVENUE SOURCES:

The following table summarizes the tons shipped by region for the periods presented:

                                                                          THREE MONTHS ENDED JANUARY 31,
           REGION                                                            2001              2000
                                                                       ---------------    ----------------
                                                                                (TONS IN THOUSANDS)
            Eastern Kentucky                                                     1,023               1,017
            Western Kentucky                                                     1,321               1,140
            Mountain                                                               263                 183
            Brokered                                                                64                 132
                                                                       ---------------    ----------------
                           Total                                                 2,671               2,472
                                                                       ===============    ================

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001

COAL SALES AND RELATED REVENUE for the three months ended January 31, 2001, (the "2001 Period"), were $63.7 million, an increase of $3.3 million or 5.5%, from $60.4 million for the three months ended January 31, 2000, (the "2000 Period"). Coal sales volume increased 8.1% or 199,000 tons in the 2001 Period as compared to the 2000 Period, reflecting, among other factors, a strong market demand resulting from extreme winter weather conditions and increased pricing of competitive fuel sources. Sold tonnage volume resulted in $4.7 million of additional coal sales and related revenue offset by a decrease of $1.4 million as a result of a 2.4% or $0.58 per sold ton decrease in price to $23.84 in the 2001 Period as compared to $24.41 in the 2000 Period. The decrease in average coal sales and related revenue per sold ton reflects a lower 2001 Period average sales price for the West Kentucky and Mountain operations, primarily due to an increased volume of lower quality coal, partially offset by improved market prices in the Appalachian Coal Basin of approximately $1.18 or 4.4%.

COST OF REVENUES were $54.3 million for the 2001 Period, an increase of $0.7 million or 1.3% as compared to $53.6 million for the 2000 Period. The $0.7 million cost of revenues increase reflects $4.0 million of increased costs as a result of 199,000 additional tons of coal sold during the 2001 Period, offset by a $3.3 million decrease in costs resulting from lower per ton production costs. The average cost of revenues per sold ton decreased $1.32 or 6.1%, from $21.66 for the 2000 Period to $20.34 for the 2001 Period.

The primary factor contributing to the decrease in average cost of revenues per sold ton during the 2001 Period has occurred in the Mountain operation as a result of the retreat mining production from the White Oak mine in Utah, and the lower cost of production generated from the Grand Valley mine in Colorado. The Mountain operation provided 183,000 sold tons at an average cost of $20.37 per ton in the 2000 Period while experiencing adverse geological conditions, as compared to 263,000 sold tons at an average cost of $9.51 in the 2001 Period, which represents approximately 10% and 7% of total sold tonnage volume for the 2001 and 2000 Periods, respectively.

West Kentucky contributed 1.3 million and 1.1 million tons, or approximately 50% and 46%, of total shipment volume in the 2001 and 2000 Periods, respectively. The West Kentucky average cost of coal revenues increased slightly from $18.97 in the 2000 Period to $19.03 in the 2001 Period, primarily due to a decrease of approximately 2.0% in salable yield.

East Kentucky, including brokered coal business, contributed 1.1 million sold tons in both the 2001 and 2000 Periods, or 38% and 41% of total shipment volume, respectively. Although East Kentucky operations benefited from both a surface mining strip ratio that improved by 26.7% and an underground mining salable yield that increased by 13.3% in the 2001 Period as compared to the 2000 Period, the East Kentucky and brokered coal average cost of coal revenues increased 0.1% from $24.54 in the 2000 Period to $24.55 in the 2001 Period, primarily as a result of increased diesel fuel cost, transportation costs, leased equipment and royalty expenses.

DEPRECIATION, DEPLETION, AND AMORTIZATION of $5.3 million for the 2001 Period decreased from the 2000 Period by $2.0 million, or 27.4%, primarily as a result of $33.3 million of asset write-downs and impairment provisions that were recorded during fiscal year 2000.

GENERAL AND ADMINISTRATIVE costs were $2.3 million for the 2001 Period, a decrease of $0.2 million or 9.5% compared to the 2000 Period. The 2000 Period reflected increased costs associated with the development of administrative support functions in the Mountain operations which have since normalized appropriately to current production levels.

OPERATING PROFIT (LOSS) for the 2001 Period was $1.8 million as compared to $3.0 million loss for the 2000 Period. The $4.8 million increase is the result of a $2.6 million increase in gross margin, a $2.0 million decrease in depreciation, depletion and amortization, and a $0.2 million decrease in selling, general and administrative costs.

INTEREST EXPENSE, net was $5.5 million for the 2001 Period, a decrease of $0.1 million as compared to $5.6 million for the 2000 Period. Primarily, this is the result of fluctuations in borrowings on the Company's Senior Credit Facility.

NET LOSS decreased from $8.6 million during the 2000 Period to $3.8 million during the 2001 Period as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As previously noted, the Company did not make its scheduled November 15, 2000 interest payment on its $150.0 million, 11.5% Senior Notes due 2005, resulting in an event of default which remains unremedied as of the current date. The Company is attempting to negotiate a restructuring of the Notes with the noteholders as a result of the default position.

The Company's primary source of liquidity is from cash provided by operating activities. The Company also has available a $120.0 million senior credit facility (the "Senior Credit Facility") expiring May 15, 2001, that provides for advances by the lender to a maximum of $90.0 million, based on the Company's maintenance of specific percentages of eligible receivables and inventories, and for letters of credit of up to $30.0 million, based on a percentage of appraised value of equipment and mineral reserves. On March 13, 2001, the Company was notified by its lenders that the Senior Credit Facility would be cancelled upon its expiration. In the interim the Company will attempt to negotiate a mutually acceptable on-going credit facility with the lenders.

The indenture governing the Notes and the Senior Credit Facility contain numerous covenants and prohibitions that impose limitations on the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. Due to the Company's operating performance in fiscal 2000 and its failure to pay interest on the Notes, Lodestar is in violation of certain covenants of the Senior Credit Facility. To date the lenders have continued to fund.

The Company's liquidity requirements primarily arise from working capital requirements, capital investments, interest payment obligations, and collateralization of various performance bonds. As of January 31, 2001, the Senior Credit Facility debt was $33.4 million, and $27.2 million of letters of credit were outstanding. Based upon eligible collateral as of January 31, 2001, the net unused borrowing and letter of credit availability thereunder was $3.2 million and $0.3 million, respectively.

Cash provided from the Company's operating activities for the 2001 Period was $3.4 million, compared to $6.0 million of cash provided in the 2000 Period. The cash provided in the 2000 Period was primarily the result of working capital changes, most notably a $9.0 million increase in accounts payable. The cash provided of $3.4 million in the 2001 Period was due to improved operating margins and a sharp decrease in coal inventories, totaling $6.4 million. These improvements were partially offset by a $4.2 million increase in accounts receivable which was volume related, and a reduction of $3.0 million in accounts payable as the Company was making progress in reducing the age of its payables.

Net cash used in investing activities was $1.0 million during the 2001 Period compared to $12.4 million during the 2000 Period, which included $4.9 million for the Bent Mountain acquisition. Lodestar expects approximately $5.0 million of non-discretionary capital expenditure commitments during the first six months of calendar year 2001, which include moving gas lines in East Kentucky, a bleeder shaft in West Kentucky, and ongoing development at its Horizon mine in Utah.

During the 2001 Period, borrowings under the Company's Senior Credit Facility decreased from $35.6 million to $33.4 million and the availability under its borrowing line increased from $1.1 million to $3.2 million. The $33.4 million of borrowings outstanding under the Senior Credit Facility as of January 31, 2001 include $6.0 million of borrowings supported by $6.0 million of cash collateral provided to the lenders by Renco.

As of March 12, 2001, the Company's borrowing and letter of credit availability under its Senior Credit Facility was approximately $4.8 million and $0.0 million, respectively, and outstanding borrowings and letters of credit under the Senior Credit Facility were $33.7 million and $27.5 million, respectively. Lodestar's day-to-day operations are being hampered by a significant liquidity shortage. Additionally, due to the surety problems impacting the Company's ability to satisfy its reclamation and workers' compensation bonding obligations, the Company will have further liquidity requirements to collateralize other bonding and insurance obligations in the normal course of business. Lodestar has posted approximately $0.9 million of cash or cash equivalents to support its bonding requirements as of March 12, 2001. The Company's limited ability to provide future cash and cash equivalent requirements for new bonding commitments may hamper the efficiency of operations, but absent additional demands for replacement of Frontier bonds, is not expected to result in work stoppages or other interruption of current mining production as a result of bonding limitations, during the first six months of fiscal year 2001.

In order to improve liquidity, management is considering the sale of certain of the Company's assets and is exploring possible sources of additional capital. There can be no assurance that the Company has either the resources required or the availability of third party participation to resolve the current liquidity crisis, in a manner which allows the Company to sustain operations. Furthermore, any solution that could be achieved is dependent upon remediation or waiver of the defaults under the Notes and the Senior Credit Facility and upon access to new sources of financing which would enable the Company to maintain appropriate levels of liquidity until a restructuring is completed. Pending the implementation of potential corrective measures as previously described, there can be no assurance that the Company's business will generate adequate cash flow from operations, that anticipated growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility or from any other source in an amount sufficient to enable the Company to service its indebtedness, including the Notes due in 2005, or to fund its other liquidity needs. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS-133") in June 1998, and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("an amendment of FAS Statement No. 133") ("FAS-138") in June 2000. The Company adopted FAS-133 as amended by FAS-138 effective November 1, 2000 and does not expect such adoption to have a material effect on either financial position or results of operations.

FORWARD - LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's liquidity difficulties; general economic and business conditions; industry capacity; demand; industry trends, including coal pricing; competition; the loss of any significant customers or long-term contracts; availability of qualified personnel; major equipment failures; changes in, or failure or inability to comply with, government regulation, including, without limitation, environmental regulations; outcome of litigation; and other factors referenced in this report. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. - ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company in the normal course of business, is exposed to inherent market risks relative to coal prices, which the Company attempts to mitigate through its portfolio of long-term contracts, which provides stability in pricing for much of its production.

The Company is exposed to interest rate change market risk with respect to its borrowings under the Senior Credit Facility (under which the line of credit is based on the prime rate), as well as certain other debt and long-term liabilities, that are recorded at discounted values. Without extreme interest rate volatility, which has been absent from the current business environment, fluctuations in interest rates are not expected to have a significant impact on the Company's operating results.

The Company currently possesses no market sensitive instruments, derivatives or other financial instruments as defined in S-K Regulation Par. 229.305, nor participates in any business activity for speculative purposes.

PART II.  - ITEM 1 LEGAL PROCEEDINGS

During the quarterly period ended January 31, 2001, there were no legal proceedings which became reportable events and there were no material developments with respect to existing legal proceedings.

PART II.  - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

On May 15, 1998, the Company sold and issued $150.0 million of 11.5% Senior Notes due 2005. The Company did not make the semi-annual interest payment on the Notes, due November 15, 2000 in the amount of $8.6 million, resulting in an event of default on the Notes which remains unremedied as of the date of this report. See Notes 1 and 3 to the Consolidated Financial Statements herein.

As a result of cross-default provisions and due to its failure to meet certain financial covenants, the Company is in default under its Senior Credit Facility. Additionally, the lenders have notified the Company that the facility will be cancelled upon its expiration on May 15, 2001, so that the amounts payable thereunder will become due and payable immediately. See Notes 1 and 2 to the Consolidated Financial Statements herein.

PART II.  - ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

No exhibits are required to be filed as part of this Form 10-Q.

REPORTS ON FORM 8-K:

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


                             LODESTAR HOLDINGS, INC.
                                  (REGISTRANT)


                          By: /s/ Michael E. Donohue
                              -------------------------------------------------
                              MICHAEL E. DONOHUE
                              Vice President and Chief Financial and Officer (duly authorized officer, principal financial and accounting officer)




                          Date: March 19, 2001